Form 10QSB
period 2006-07-31
Axxent Media CORP
filed 2006-09-29
CIK 1369233

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended July 31, 2006
Commission File Number 333-136167

AXXENT MEDIA INC.
(Name of small business issuer in its charter)

Nevada	20-4463582
(State of incorporation)	(Employer ID Number)

12665-54th Avenue
Surrey, British Columbia, Canada V3X 3C1
(604)341-8993
(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X       No  ___.

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes   X       No ____.

There were 15,800,000 shares of Common Stock outstanding as of September 27, 2006.

AXXENT MEDIA CORP.
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

JULY 31, 2006

(Unaudited)

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BALANCE SHEETS	3

INTERIM STATEMENTS OF OPERATIONS	4

INTERIM STATEMENTS OF CASH FLOWS	5

NOTES TO THE INTERIM FINANCIAL STATEMENTS	6

AXXENT MEDIA CORP.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. Dollars)
(unaudited)

	July 31, 2006 $	April 30, 2006 $

ASSETS

Current
Cash	33,803	39,000

Total assets	33,803	39,000

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
Current
Accounts payable	782	-
Total liabilities	782	-

Contingencies (Note 1)

Stockholders' equity
Common stock
Authorized:
75,000,000 common shares with a par value $0.001 per share
Issued and outstanding:
15,800,000 common shares (April 30, 2006 - 15,800,000)	15,800	15,800
Additional paid-in capital	23,200	23,200
Donated capital (Note 4)	6,793	3,793
Deficit accumulated during the development stage	(12,772)	(3,793)

Total stockholders’ equity	33,021	39,000
Total liabilities and stockholders’ equity	33,803	39,000

The accompanying notes are an integral part of these interim financial statements

AXXENT MEDIA CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

	Three month period ended July 31, 2006 $	February 8, 2006 (Date of Inception) to April 30, 2006	Accumulated from February 8, 2006 (Date of Inception) to July 31, 2006 $

Revenue	-	-	-

Expenses

General and administrative (Note 4(a))	197	793	990
Management fees (Note 4(b))	1,500	1,500	3,000
Professional fees	5,782	-	5,782
Rent (Note 4(b))	1,500	1,500	3,000

Total Expenses	8,979	3,793	12,772

Net loss	8,979	3,793	12,772

Basic and diluted net loss per share	-	-	-

Weighted average number of shares outstanding	15,800,000	1,696,000

The accompanying notes are an integral part of these interim financial statements

AXXENT MEDIA CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

	Three month period ended July 31, 2006 $	February 8, 2006 (Date of Inception) to April 30, 2006 $
OPERATING ACTIVITIES
Net Loss	(8,979)	(3,793)

Adjustments to reconcile net loss to cash used in operating activities

Donated services and expenses	1,500	2,293
Donated rent	1,500	1,500

Change in operating assets and liabilities

Accounts payable	782	-
Cash used for operating activities	(5,197)	-

FINANCING ACTIVITIES
Shares issued for cash	-	39,000
Cash provided by financing activities	-	39,000

INCREASE (DECREASE) IN CASH	(5,197)	39,000

CASH, BEGINNING OF PERIOD	39,000	-
CASH, END OF PERIOD	33,803	39,000

Supplemental cash flow information:
Interest paid	-	-
Income taxes paid	-	-

The accompanying notes are an integral part of these interim financial statements

1.  NATURE OF OPERATIONS, AND CONTINUANCE OF OPERATIONS

Axxent Media Corporation (the “Company,” “we,” or “us”) was incorporated in the State of Nevada on February 8, 2006 and is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. We are headquartered in Vancouver, Canada.

Our business is to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about our ability to continue as a going concern. The ability to continue as a going concern is dependent upon our generating profitable operations in the future and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

We filed an SB-2/A Registration statement (“SB-2/A”) with the United States Securities and Exchange Commission (the “SEC”) that was declared effective August 18, 2006. Pursuant to the SB-2/A we registered 5,800,000 common shares held by existing shareholders. The Company will not receive any proceeds related to the sale of stock pursuant to this registration statement.

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. The interim unaudited financial statements should be read in conjunction with the audited financial statements as of April 30, 2006 included in the SB-2/A. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending April 30, 2007.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Our financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. Our fiscal year-end is April 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of issuance to be cash equivalents.

Revenue Recognition

We recognize reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at July 31, 2006 we have not generated any revenues.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Fair Value of Financial Instrument

The carrying value of cash and accounts payable approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is Management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

2.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at July 31, 2006 and April 30, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.

Basic and Diluted Net Income (Loss) per Share

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128). SFAS 128 requires presentation of both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

3.     COMMON SHARES

a)	In April 2006, we issued 5,800,000 common shares at $0.005 per share for cash proceeds of $29,000.

b)	In February 2006, we issued 10,000,000 common shares at $0.001 per share for cash proceeds of $10,000.

4.     RELATED PARTY BALANCES/TRANSACTIONS

a)	During the period ended April 30, 2006, our President incurred incorporation costs on behalf of the Company totalling $793. The amount was charged to operations and recorded as donated capital.

b)
Our President provides management services and office premises to the Company at no charge. The donated services are valued at $500 per month and donated office premises are valued at $500 per month. A total of $1,500 for donated services and $1,500 for donated rent were charged to operations and recorded as donated capital for the period ended July 31, 2006.

ITEM 2. PLAN OF OPERATION AND RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2006

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Registration Statement on Form SB-2/A, which was filed on August 10, 2006, and Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB Report.  The information set forth in Management's Plan of Operation and Results of Operations ("MD&A") contains certain "forward-looking statements", including, among others (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved.

Plan of Operation

Our plan of operation for the next 12 months is to enter into reproduction and distribution agreements for films and videos. Once we have executed agreements for at least ten films or videos, we will commence marketing the reproduced DVDs to theaters, retailers and distributors.

Over the next 12 months, we anticipate spending approximately $20,000 on professional fees and administrative expenses including fees payable in connection with complying with reporting obligations and $41,000 on marketing expenses. Total expenditures over the next 12 months are expected to be approximately $61,000.

While we have sufficient funds on hand to commence business operations, our cash reserves are not sufficient to meet our obligations for the next 12-month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

We may also seek to obtain short-term loans from our President, although no such formal arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our President to meet our obligations over the next 12 months. We do not have any arrangements in place for any future equity financing.

Results of Operations for the Three-Month Period Ended July 31, 2006

We did not earn any revenues during the three-month period ended July 31, 2006.

We incurred operating expenses in the amount of $8,979 for the three- month period ended July 31, 2006. These operating expenses, comprised of general and administration expenses of $197, donated management fees of $1,500, professional fees of $5,782, and donated rent of $1,500. The professional fees were primarily incurred in connection with the preparation and filing of our Form SB-2/A registration statement. There are no comparative results for the prior-year three-month period as we had not yet commenced operations.

Our net loss for the three-month period ended July 31, 2006 was $8,979. There is no comparison to the comparative period in fiscal 2006 as we were not incorporated until February 8, 2006.

At July 31, 2006, we had total assets of $33,803 consisting entirely of cash. At the same date, we had liabilities of $782 consisting entirely of accounts payable.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements.

ITEM 3. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALE OF SECURITIES

None.

ITEM 3. DEFAULT OF SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None; not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
Number	Description

31.1	Sec. 302 Certification of Principal Executive Officer
31.2	Sec. 302 Certification of Principal Financial Officer
32.1	Sec. 906 Certification of Principal Executive Officer
32.2	Sec. 906 Certification of Principal Financial Officer

There were no reports filed on Form 8-K during the quarter ended July 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Axxent Media Corp., Registrant

Date: September 28, 2006	By:	/s/ Brent Hahn
Brent Hahn, President, Chief Executive Officer, Principal Accounting Officer, and Chief Financial Officer