Form 10QSB
period 2006-10-31
Axxent Media CORP
filed 2006-12-15
CIK 1369233

   U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended October 31, 2006

Commission File Number 333-136167

AXXENT MEDIA CORPORATION
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

Yes X _     No ___

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X     No _______

There were 15,800,000 shares of Common Stock outstanding as of December 14, 2006.

AXXENT MEDIA CORPORATION
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

October 31, 2006

(Unaudited)

AXXENT MEDIA CORPORATION
(A Development Stage Company)
BALANCE SHEETS
(Expressed in U.S. Dollars)
(unaudited)

	October 31, 2006 - $ -	April 30, 2006 - $ -
ASSETS

Current
Cash	25,895	39,000
Total Assets	25,895	39,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts Payable	1,000	-
Due to related party (Note 4(a))	2,205	-
Total Liabilities	3,205	-

Going Concern (Note 1)

Stockholders' equity
Common stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
15,800,000 common shares	15,800	15,800
Additional paid-in capital	23,200	23,200
Donated capital (Note 4(b))	9,793	3,793
Deficit accumulated during the development stage	(26,103)	(3,793)
Total Stockholders’ Equity	22,690	39,000
Total Liabilities and Stockholders’ Equity	25,895	39,000

The accompanying notes are an integral part of these interim financial statements

AXXENT MEDIA CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Expressed in U.S. Dollars)
(unaudited)

	Three month period ended October 31, 2006 - $ -	Six month period ended October 31, 2006 - $ -	Accumulated from February 8, 2006 (Date of Inception) to October 31, 2006 - $ -
REVENUE	-	-	-

OPERATING EXPENSES
General and administrative (Note 4(b))	8,908	9,105	9,898
Management fees (Note 4(b))	1,500	3,000	4,500
Professional fees (Note 4(a))	1,423	7,205	7,205
Rent (Note 4(b))	1,500	3,000	4,500
NET LOSS FOR THE PERIOD	13,331	22,310	26,103

NET LOSS PER SHARE - BASIC AND DILUTED	-	-	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,800,000	15,800,000

The accompanying notes are an integral part of these interim financial statements

AXXENT MEDIA CORPORATION
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Expressed in U.S. Dollars)
(unaudited)

	Six month period ended October 31, 2006 - $ -	February 8, 2005 (Date of Inception) to October 31, 2006 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	(22,310)	(26,103)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services	6,000	9,793

Changes in operating assets and liabilities:
Accounts Payable	1,000	1,000
Net cash used in operating activities	(15,310)	(15,310)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	39,000
Proceeds from related party	2,205	2,205
Net cash provided by financing activities	2,205	41,205

Increase (decrease) in cash during the period	(13,105)	25,895

Cash, beginning of period	39,000	-

Cash, end of period	25,895	25,895

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these interim financial statements

1.	NATURE AND CONTINUANCE OF OPERATIONS

Axxent Media Corporation (the “Company”) was incorporated in the State of Nevada on February 8, 2006 and is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is headquartered in Vancouver, Canada.

The Company’s business is to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As at October 31, 2006, the Company had accumulated losses of $26,103 since inception. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-QSB and Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there have been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2006 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended October 31, 2006 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year end is April 30.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of issuance to be cash equivalents.

Revenue Recognition

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at October 31, 2006 the Company has not generated any revenues.

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

Fair Value of Financial Instrument

The carrying value of cash, accounts payable, and amounts due to related party approximates its fair value because of the short maturity of these instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from these financial instruments.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at October 31, 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)”. This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109”. FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

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

3.	COMMON SHARES

a)	In February 2006, the Company issued 10,000,000 common shares at $0.001 per share for cash proceeds of $10,000.

b)	In April 2006, the Company issued 5,800,000 common shares at $0.005 per share for cash proceeds of $29,000.

4.	RELATED PARTY BALANCES/TRANSACTIONS

a)	During the period ended October 31, 2006, the Company owes $2,205 to the President of the Company for operating costs. The amount is unsecured, non-interest bearing, and due on demand.

b)
The President of the Company provides management services and office premises to the Company at no charge. The donated services are valued at $500 per month and donated office premises are valued at $500 per month. A total of $3,000 for donated services and $3,000 for donated rent were charged to operations and recorded as donated capital for the six month period ended October 31, 2006.

ITEM 2. PLAN OF OPERATION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Registration Statement on Form SB-2/A, which was filed on August 10, 2006, and Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB Report. The information set forth in Management's Plan of Operation and Results of Operations (“MD&A”) contains certain “forward-looking statements,” including, among other things, (i) expected changes in the Company's revenues and profitability, (ii) prospective business opportunities and (iii) the Company's strategy for financing its business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to the plans, objectives and expectations of the Company for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved.

Background

Axxent Media Corporation (the “Company,” “we,” “our,” or “us”) was incorporated in the State of Nevada on February 8, 2006 and is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. We are headquartered in Vancouver, Canada.

We are in the motion picture, DVD, and video tape distribution business. We intend to distribute product to theatres, cable TV stations, satellite TV stations, and other media outlets for produced content. Our current efforts are focused on obtaining reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries.

Plan of Operation

Our plan of operation for the next 12 months is to enter into reproduction and distribution agreements for films and videos. We are currently in the process of contacting either independent distributors or affiliated entities of larger studios to acquire content or rights to content. We believe that independent distributors will afford us the best opportunity to locate niche content that can be distributed to satellite or cable television companies, which is where we believe our initial business to be concentrated. We are also targeting affiliated entities of larger studios as they often possess orphaned divisions with niche content that is not being actively or properly marketed. Our transaction goals are either to acquire an independent distributor or to acquire, lease, or acquire the rights to content from the affiliates of larger studios. Once we have executed agreements for at least ten films or videos, we will commence marketing the reproduced DVDs to theaters, retailers, and distributors. Although we are actively pursuing acquisition transactions, to date we have not entered into any such agreements or closed on any acquisitions.

Over the next 12 months, we anticipate spending approximately $20,000 on professional fees and administrative expenses including fees payable in connection with complying with reporting obligations and $40,000 on marketing expenses. Total expenditures over the next 12 months are expected to be approximately $60,000.

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

Results of Operations for the Three and Six-Month Periods Ended October 31, 2006

We did not earn any revenues during the three or six-month periods ended October 31, 2006.

We incurred operating expenses in the amount of $13,331 for the three-month period ended October 31, 2006 compared to $22,310 for the six-month period ended October 31, 2006. For the three-month period ended October 31, 2006, these operating expenses were comprised of general and administrative expenses of $8,908, management fees of $1,500, professional fees of $1,423, and rent of $1,500. Our net loss for the three-month period ended October 31, 2006 was $13,331 compared to $22,310 for the six-month period ended October 31, 2006.

For the six-month period ended October 31, 2006, we incurred operating expenses comprised of general and administrative expenses of $9,105, management fees of $3,000, professional fees of $7,205 and rent of $3,000. As previously mentioned, our net loss for the six-month period ended October 31, 2006 amounted to $22,310.

At October 31, 2006, we had total assets of $25,895 consisting entirely of cash. At the same date, we had liabilities of $3,205 consisting of accounts payable and amounts due to the President of the Company for operating costs.

There is no comparable period for the prior fiscal year as we were not incorporated until February 8, 2006.

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

Not applicable.

ITEM 6. EXHIBITS

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

AXXENT MEDIA CORPORATION

December 14, 2006	By:	/s/ Brent Hahn
Brent Hahn,
President, Chief Executive Officer, Principal Accounting Officer, Treasurer and Director