Form 10QSB
period 2007-01-31
Axxent Media CORP
filed 2007-03-15
CIK 1369233

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report under Section 12(b) or 12(g) of
The Securities Act of 1934

For the Period ended January 31, 2007

Commission File Number 333-136167

AXXENT MEDIA CORPORATION
(Name of small business issuer in its charter)

Nevada	20-4463582
(State of incorporation)	(Employer ID Number)

12665-54th Avenue
Surrey, British Columbia, Canada V3X 3C1
(604) 341-8993
(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X     No___

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X     No ___

There were 15,800,000 shares of Common Stock outstanding as of March 13, 2007.

AXXENT MEDIA CORPORATION
(A Development Stage Company)

INTERIM FINANCIAL STATEMENTS

January 31, 2007

(Unaudited)

AXXENT MEDIA CORP.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)
(unaudited)

	January 31, 2007 - $ -	April 30, 2006 - $ -

ASSETS

Current
Cash	21,387	39,000

Total Assets	21,387	39,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Due to related party	2,205	-

Total liabilities	2,205	-

Going Concern (Note 1)

Stockholders' equity
Common stock (Note 3)
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
15,800,000 common shares	15,800	15,800
Additional paid-in capital	23,200	23,200
Donated capital (Note 4)	12,793	3,793
Deficit accumulated during the development stage	(32,611)	(3,793)
Total Stockholders’ Equity	19,182	39,000
Total liabilities and Stockholders’ Equity	21,387	39,000

The accompanying notes are an integral part of these interim financial statements

AXXENT MEDIA CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF OPERATIONS
(Expressed in US Dollars)
(unaudited)

	Three month period ended January 31, 2007 - $ -	Nine month period ended January 31, 2007 - $ -	Accumulated from February 8, 2006 (Date of Inception) to January 31, 2007 - $ -

REVENUE	-	-	-

OPERATING EXPENSES
General and administrative (Note 4(b))	3,011	11,113	11,906
Management fees (Note 4(b))	1,500	4,500	6,000
Professional fees	1,500	8,705	8,705
Rent (Note 4(b))	1,500	4,500	6,000

	7,511	28,818	32,611

NET LOSS FOR THE PERIOD	7,511	28,818	32,611

NET LOSS PER SHARE - BASIC AND DILUTED	-	-	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING		15,800,000	15,800,000

The accompanying notes are an integral part of these interim financial statements

AXXENT MEDIA CORP.
(A Development Stage Company)
INTERIM STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)
(unaudited)

	Nine month period ended January 31, 2007 - $ -	February 8, 2005 (Date of Inception) to January 31, 2007 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(28,818)	(32,611)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services	9,000	12,793
Net cash used in operating activities	(19,818)	(19,818)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	39,000
Proceeds from related party	2,205	2,205
Net cash provided by financing activities	2,205	41,205

Increase (decrease) in cash during the period	(17,613)	21,387

Cash, beginning of period	39,000	-

Cash, end of period	21,387	21,387

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	-	-
Income taxes	-	-

The accompanying notes are an integral part of these interim financial statements

AXXENT MEDIA CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Expressed in US Dollars)
JANUARY 31, 2007
(unaudited)

1. NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on February 8, 2006 and is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is headquartered in Vancouver, Canada.

The Company’s business is to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. As of January 31, 2007, the Company had accumulated losses of $32,611 since inception. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares.

The accompanying unaudited interim financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB of Regulation S-B. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended April 30, 2006 included in the Company’s SB-2 filed with the Securities and Exchange Commission. The interim unaudited financial statements should be read in conjunction with those financial statements included in the Form SB-2. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended January 31, 2007 are not necessarily indicative of the results that may be expected for the year ending April 30, 2007.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year-end is April 30.

Interim Financial Statements

The interim financial statements as at January 31, 2007 and for the three and nine month periods then ended have been prepared on the same basis as the annual financial statements and in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s financial position, results of operations and cash flows for the periods shown. The results of operations for such periods are not necessarily indicative of the results expected for a full year or for any future period.

AXXENT MEDIA CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Expressed in US Dollars)
JANUARY 31, 2007
(unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of issuance to be cash equivalents.

Revenue Recognition

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at January 31, 2007 the Company has not generated any revenues.

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

Fair Value of Financial Instrument

The carrying value of cash approximates its fair value because of the short maturity of this instrument. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at January 31, 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.

AXXENT MEDIA CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Expressed in US Dollars)
JANUARY 31, 2007
(unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements

AXXENT MEDIA CORP.
(A Development Stage Company)
NOTES TO THE INTERIM FINANCIAL STATEMENTS
(Expressed in US Dollars)
JANUARY 31, 2007
(unaudited)

2. SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”; to permit fair value re-measurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

3. COMMON SHARES

a)	In February 2006, the Company issued 10,000,000 common shares at $0.001 per share for cash proceeds of $10,000.

b)	In April 2006, the Company issued 5,800,000 common shares at $0.005 per share for cash proceeds of $29,000.

4. RELATED PARTY BALANCES/TRANSACTIONS

a)	An amount of $2,205 is owing to the President of the Company for expenses incurred on behalf of the Company. The amount is unsecured, non-interest bearing, and due on demand.

b)
The President of the Company provides management services and office premises to the Company at no charge. The donated services are valued at $500 per month and donated office premises are valued at $500 per month. A total of $4,500 for donated services and $4,500 for donated rent were charged to operations and recorded as donated capital for the nine-month period ended January 31, 2007.

ITEM 2. PLAN OF OPERATION AND RESULTS OF OPERATIONS

Forward-Looking Statements

You should read the following discussion and analysis in conjunction with the Consolidated Financial Statements in Axxent Media Corporation’s (the “Company,” “we,” “our,” or “us”)Registration Statement on Form SB-2/A, which was filed on August 10, 2006, and Notes thereto, and the other financial data appearing elsewhere in this Form 10-QSB Report. The information set forth in Management's Plan of Operation and Results of Operations (“MD&A”) contains certain “forward-looking statements,” including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Background

We were incorporated in the State of Nevada on February 8, 2006 and are in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. We are headquartered in Vancouver, Canada.

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

Plan of Operation

Our plan of operation for the next 12 months is to enter into reproduction and distribution agreements for films and videos. We are currently in the process of contacting either independent distributors or affiliated entities of larger studios to acquire content or rights to content or are evaluating certain content opportunities. We believe that independent distributors will afford us the best opportunity to locate niche content that can be distributed to satellite or cable television companies, which is where we believe our initial business to be concentrated. We are also targeting affiliated entities of larger studios as they often possess orphaned divisions with niche content that is not being actively or properly marketed. Our transaction goals are either to acquire an independent distributor or to acquire, lease, or acquire the rights to content from the affiliates of larger studios. Once we have executed agreements for at least ten films or videos, we will commence marketing the reproduced DVDs to theaters, retailers, and distributors. Although we are actively pursuing acquisition transactions, to date we have not entered into any such agreements or closed on any acquisitions.

Over the next 12 months, we anticipate spending approximately $20,000 on professional fees and administrative expenses including fees payable in connection with complying with reporting obligations and $40,000 on marketing expenses. Total expenditures over the next 12 months are expected to be approximately $60,000.

While we have sufficient funds on hand to fund our business operations, our cash reserves are not sufficient to meet our obligations for the next 12-month period. As a result, we will need to seek additional funding in the near future. Although our President has agreed to fund many of our organizational and developmental costs going forward, we currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock.

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

Results of Operations for the Three-Month and Nine-Month Periods Ended January 31, 2007

We did not earn any revenues during the three-month period ended January 31, 2007.

We incurred operating expenses in the amount of $7,511 for the three-month period ending January 31, 2007. These operating expenses were comprised of general and administrative expenses of $3,011, management fees of $1,500, professional fees of $1,500, and rent of $1,500. Our net loss for the three-month period ended January 31, 2007, was $7,511.

At January 31, 2007, we had total assets of $21,387 consisting entirely of cash. As at January 31, 2007, we had liabilities of $2,205.

There is no comparable period for the prior fiscal year as we were not incorporated until February 8, 2006.

Results of Operations for the Nine-Month Period Ended January 31, 2007

We did not earn any revenues during the nine-month period ended January 31, 2007.

We incurred operating expenses in the amount of $28,818 for the nine-month period ending January 31, 2007. These operating expenses were comprised of general and administrative expenses of $11,113, management fees of $4,500, professional fees of $8,705, and rent of $4,500. Our net loss for the nine-month period ended January 31, 2007 was $28,818.

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

AXXENT MEDIA CORPORATION

March 14, 2007	By:	/s/ Brent Hahn
Brent Hahn
President, Chief Executive Officer, Chief Financial Officer, Treasurer and Director