Form 10KSB
period 2007-04-30
Axxent Media CORP
filed 2007-06-27
CIK 1369233

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to __________________

Commission file number: 333-136167

AXXENT MEDIA CORPORATION
(Name of small business issuer in its charter)

Nevada	20-4463582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12665-54th Avenue
Surrey, British Columbia V3X 3C1
Canada
(Address of principal executive offices) (Zip Code)

(604) 341-8993
Issuer’s telephone number

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share
(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X No _____

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X     No _____
State issuer’s revenues for its most recent fiscal year:   Nil

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates was $29,000 as of June 18, 2007, based upon the price at which the Common Stock was sold.

There were 15,800,000 shares of our common stock, par value $0.001 per share (“Common Stock”) outstanding as of June 18, 2007.

PART I

ITEM 1: DESCRIPTION OF BUSINESS

In General

We were incorporated in the State of Nevada on February 8, 2006 and are in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are headquartered in Vancouver, Canada.

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

The Film Industry

The US movie and TV production and distribution industry includes about 9,000 companies with combined annual revenue of approximately $50 billion. Large companies include Walt Disney, Sony Pictures, MGM, Paramount, Twentieth Century Fox, Universal, and Warner Brothers. These "studios" are generally part of larger media companies. The industry is highly concentrated: the 50 largest companies account for about 80 percent of industry revenue. There are also independent production companies, and a large number of companies that provide services to the industry, including creative talent, equipment, technical expertise, and various technical production and distribution services.

The film making business may broadly be segmented into three phases: Preproduction, Production, and Postproduction. Preproduction is the planning phase, which includes budgeting, casting, finding the right location, set and costume design and construction, and scheduling. Production is the actual making of the film. The number of people involved in the production phase can vary from a few, for a documentary film, to hundreds, for a feature film. It is during this phase that the actual filming is done. Postproduction activities take place in editing rooms and recording studios, where the film is shaped into its final form.

Generally even before the film or television show starts production, marketing personnel develop the marketing strategy for the release. They estimate the demand for the film or show and the audience to whom it will appeal, develop an advertising plan, and decide where and when to release the work. They also may follow the filming or review film looking for images to use in movie trailers and advertising. Advertising workers, or unit publicists, write press releases and short biographies of actors and directors for newspapers and magazines. They may also set up interviews or television appearances for the stars or director to promote a film or television series. Sales representatives sell the finished product. Many production companies hire staff or independent companies to distribute, lease, and sell their films and made-for-television programs to theater owners and television networks.

Revenue Generation

The sale of our products would mostly be on DVD format, with a small portion in the VHS format, to the resale and rental markets.

The rental of our products to cinemas for screening would mainly be on the digicam, beta cam and 35mm formats.

There are four revenue generating models:

1.	Outright sale of a film for a specific amount of usage time. The outright sale model minimizes risk by fixing the profit but, at the same time, minimizes opportunity to maximize revenue.

2.
Sharing revenue generated by the film for a specified amount of usage time. This model maximizes risk as revenue from the film is not assured but, at the same time, maximizes opportunity to maximize revenue. This model is appealing to purchasers as their risk is virtually eliminated. This model is ideally suited for films that are placed with the right customer and venue, along with films that have a strong track record in their country of origin and highly rated.

3.	Minimum rental rate applied with a percentage of the revenue on the film once it reaches a specified amount of revenue. This minimizes risk to both the seller and purchaser.

4.	Acting purely as an agent for the producer of a film and making a percentage of the seller's revenue regardless of the method of billing, above.

The rental and revenue sharing models would apply to small theatres, satellite and cable broadcasters and pay per view channels. The sale of DVDs would be to video stores, multi media outlets and big box stores.

Agreements With Film Producers

To date we have not entered into any film reproduction or distribution agreements. Our President is continuously reviewing screeners for various titles from time to time, but we have not pursued the reproduction or distribution rights to any of these films. The screeners enable us to make the decision to purchase the title or not. In reaching agreements with film producers, we need to scrutinize the available films to ensure each fits with our standards of content and matches our markets.

Marketing

Our President has commenced our marketing and promotion campaign by contacting the appropriate agents and production companies, informing them that we are in the market for films.

Distributors of films market films in a variety of ways. One way is through participation in film festivals, which are sponsored events in which owners or distributors of newly produced films promote them for sale and/or distribution. Of the various film festivals that occur throughout the course of a calendar year, the Cannes Film Festival is one of the most renowned and prestigious.

Post Production

At present all our post production work will be contracted to external post production houses.

Our future plans include the set up of our own post production house in order to control our quality and expenses.

Our own facility would allow us to do the following:

1.	Maintain the highest standard of quality by having quality control procedures performed before DVDs and films leave our facility;

2.	In-house converting of the formats of films as the formats may differ depending on the country of origin (NTSC to PAL and from PAL to NTSC);

3.	In-house sub-titling and/or voiceover dubbing; and

4.	In-house authoring of titles for replication to DVD.

Compliance With Government Regulation

We do not believe that government regulation will have a material impact on the way we conduct our business.

Employees

We have no employees as of the date of this annual report other than our President and Chief Executive Officer, Mr. Brent Hahn.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patents or trademarks.

Risk Factors

An investment in our Common Stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this annual report on Form 10-KSB before investing in our Common Stock. If any of the following risks occur, our business, operating results and financial condition could be seriously harmed. The trading price of our Common Stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Related To Our Business

If we do not obtain additional financing, our business will fail.

Our business plan calls for ongoing expenses in connection with the marketing, reproduction and distribution of films and DVDs. We have not generated any revenue from operations to date. We may not be able implement our business plan without obtaining additional financing. If this financing is not available or obtainable, investors may lose a substantial portion or all of their investment. If adequate funds are not available to satisfy our immediate or intermediate capital requirements, we will limit our operations significantly. There can be no assurance that such additional financing will be available to us on acceptable terms, or at all. The most likely source of future funds presently available to us is through the sale of additional shares of Common Stock, which could result in dilution to existing shareholder.

Because we have not yet commenced business operations, it makes evaluating our business difficult.

We were incorporated on February 8, 2006, and through April 30, 2007 have been involved primarily in organizational activities. We have not earned revenues as of April 30, 2007 and have incurred total losses since our incorporation through that date. Accordingly, you cannot evaluate our business, and therefore our future prospects, due to our lack of operating history. To date, our business development activities have consisted mainly of organizational activities. Potential investors should be aware of the difficulties normally encountered by development stage companies and the high rate of failure of such enterprises. In addition, there is no guarantee that we will commence business operations.

We need to continue as a going concern if our business is to succeed.

Our business condition, as indicated in our independent accountant's audit report, raises substantial doubt as to our continuance as a going concern. To date, we have completed only part of our business plan and we can provide no assurance that we will be able to generate enough revenue to achieve profitability. It is not possible at this time for us to predict with assurance the potential success of our business.

We will face intense competition from larger, more established companies, and we may not be able to compete effectively, which could reduce demand for our products.

The film and DVD reproduction and distribution industry is intensely competitive with respect to price, service and both quality and size of film and DVD library. We have many competitors that have substantially greater financial and other resources, better name recognition, established market share and significant libraries of quality films and DVDs. There is no assurance that we will be able to compete successfully with our competitors.

If we are unable to reach agreements to reproduce and distribute a significant number of films, our business will fail.

The success of our business requires that we enter into agreements to obtain the reproduction and distribution rights of films. If we are unable to conclude such agreements, or if any agreements we reach are not on favorable terms that allow us to generate profit, our business will fail. To date, we have not executed any agreements for the reproduction and distribution of any films or videos.

If we are unable to retain the services of our President, then we may not be able to implement our business plan.

We depend on the services of our President, Mr. Brent Hahn. Our success depends on the decisions made by Mr. Hahn. The loss of the services of Mr. Hahn could have an adverse effect on our business, financial condition and results of operations. There is no assurance that Mr. Hahn will not leave us or compete against us in the future, as we presently have no employment agreement with Mr. Hahn. In such circumstance, we may have to recruit qualified personnel with competitive compensation packages, equity participation and other benefits that may affect the working capital available for our operations. Our failure to attract additional qualified employees or to retain the services of Mr. Hahn could have a material adverse effect on our operating results and financial condition.

Any additional funding we arrange through the sale of our common stock will result in dilution to existing shareholders.

We must raise additional capital in order for our business plan to succeed. Our most likely source of additional capital will be through the sale of additional shares of Common Stock. Such stock issuances will cause stockholders' interests in our company to be diluted. Such dilution will negatively affect the value of an investor's shares.

We may be exposed to potential risks resulting from new requirements under section 404 of the Sarbanes-Oxley Act of 2002.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our fiscal year ending April 30, 2008, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of that fiscal year. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our Common Stock, if a market ever develops, could drop significantly.

The costs to meet our reporting and other requirements as a public company subject to the Exchange Act of 1934 will be substantial and may result in us having insufficient funds to expand our business or even to meet routine business obligations.

Upon becoming a public entity, subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have incurred ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. During the fiscal year ended April 30, 2007, these fees were $10,454, and we estimate that these costs will increase to up to $50,000 per year or higher for the next few years, particularly if our business volume and activity increases and when we become subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business and may prevent us from meeting our normal business obligations.

Risks Relating To Our Common Stock

Because our President owns 63.29% of our outstanding common stock, he will make and control corporate decisions that may be disadvantageous to minority shareholders.

Mr. Brent Hahn, our President, Chief Executive Officer and Director, owns approximately 63.29% of the outstanding shares of our Common Stock as of June 18, 2007. Accordingly, he will have significant influence in determining the outcome of all corporate transactions or other matters, including the election of directors, mergers, consolidations and the sale of all or substantially all of our assets, and a change in control. The interests of Mr. Hahn may differ from the interests of the other stockholders and thus result in corporate decisions that are disadvantageous to other shareholders.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop, and it is likely to be subject to significant price fluctuations.

Our shares of Common Stock became quoted on the OTC Bulletin Board on April 24, 2007. However, during the fiscal year ended April 30, 2007, no trades of our Common Stock occurred. A public market may not materialize for our Common Stock, and even if we are successful in developing a public market, there may not be enough liquidity in such market to enable shareholders to sell their stock. Our Common Stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for the Common Stock. Any of these factors could adversely affect the liquidity and trading price of our Common Stock. Until our Common Stock is fully distributed and an orderly market develops in our Common Stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our Common Stock is determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our Common Stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of our company, and general economic and market conditions. No assurances can be given that an orderly or liquid market will ever develop for the shares of our Common Stock.

Because we are subject to “penny stock” rules, as our shares are quoted on the OTCBB, the level of trading activity in our stock may be reduced.

Broker-dealer practices in connection with transactions in "penny stocks" are regulated by penny stock rules adopted by the Securities and Exchange Commission. Penny stocks generally are equity securities with a price of less than $5.00 (other than securities registered on some national securities exchanges or quoted on Nasdaq). The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, broker-dealers who sell these securities to persons other than established customers and "accredited investors" must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. Consequently, these requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security subject to the penny stock rules, and investors in our Common Stock may find it difficult to sell their shares.

Forward-Looking Statements

This annual report contains certain forward-looking statements (as such term is defined in Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended) are based on the beliefs of our management as well as assumptions made by and information currently available to our management. Statements that are not based on historical facts, which can be identified by the use of such words as “likely,” “will,” “suggests,” “target,” “may,” “would,” “could,” “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “predict,” and similar expressions and their variants, are forward-looking. Such statements reflect our judgment as of the date of this prospectus and they involve many risks and uncertainties, including those described under the captions “Risk Factors” and “Management’s Discussion and Analysis or Plan of Operation.” These risks and uncertainties could cause actual results to differ materially from those predicted in any forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of these forward-looking statements. We undertake no obligation to update forward-looking statements.

ITEM 2: DESCRIPTION OF PROPERTY

We do not have ownership or leasehold interest in any property. Our office is located at 12665-54th Avenue, Surrey, British Columbia, Canada. Our office is located in the home of our President, Mr. Hahn. It’s approximately 200 square feet in size. It contains office furniture and equipment sufficient to administer our current business. Our President, Mr. Hahn, donates this office space to us.

ITEM 3: LEGAL PROCEEDINGS

There are no legal proceedings pending or threatened against us.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year ended April 30, 2007 to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5: MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares of Common Stock became quoted on the OTC Bulletin Board on April 24, 2007. However, during the fiscal year ended April 30, 2007, no trades of our Common Stock occurred through the facilities of the OTC Bulletin Board.

Any quotations on the OTC Bulletin Board would reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

We have 30 shareholders of record as of the date of this annual report.

Dividends

We have not declared any dividends, and we do not plan to declare any dividends in the foreseeable future.

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1. We would not be able to pay our debts as they become due in the usual course of business; or

2. Our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

Equity Compensation Plan Information

As of April 30, 2007, we had no equity compensation plans in place under which our Common Stock is authorized for issuance.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

None.

ITEM 6: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Our plan of operation for the next 12 months is to enter into reproduction and distribution agreements for films and videos. We are currently in the process of contacting either independent distributors or affiliated entities of larger studios to acquire content or rights to content. We believe that independent distributors will afford us the best opportunity to locate niche content that can be distributed to satellite or cable television companies, which is where we believe our initial business will be concentrated. We are also targeting affiliated entities of larger studios as they often possess orphaned divisions with niche content that is not being actively or properly marketed. Our transaction goals are either to acquire an independent distributor or to acquire, lease, or acquire the rights to content from the affiliates of larger studios. Once we have executed agreements for at least ten films or videos, we will commence marketing the reproduced DVDs to theaters, retailers, and distributors. Although we are actively pursuing acquisition transactions, to date we have not entered into any such agreements or closed on any acquisitions.

Over the next 12 months, we anticipate spending approximately $20,000 on professional fees and administrative expenses, including fees payable in connection with compliance with reporting obligations, and $40,000 on marketing expenses. Total expenditures over the next 12 months are expected to be approximately $60,000.

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

Results of Operations for the Fiscal Year Ended April 30, 2007

We did not earn any revenues during the fiscal year ended April 30, 2007. We incurred operating expenses in the amount of $35,386 for the fiscal year. These operating expenses were comprised of management fees of $6,000, office and general expenses of $12,932, professional fees of $10,454 and rent of $6,000.

Our net loss in fiscal 2007 of $35,386 was higher than in fiscal 2006 of $3,793 primarily due to expenses related to professional fees incurred for the filing of our registration statements with the Securities and Exchange Commission on Form SB-2, and the general and administrative costs incurred for a full year of operations in fiscal 2007 compared to a partial year of operations in fiscal 2006.

We have not attained profitable operations and are dependent upon obtaining financing to pursue future acquisitions. For these reasons, there is substantial doubt that we will be able to continue as a going concern.

ITEM 7: FINANCIAL STATEMENTS

AXXENT MEDIA CORP.
(A Development Stage Company)

FINANCIAL STATEMENTS

APRIL 30, 2007

Report of Independent Registered Public Accounting Firm

To the Directors and Stockholders
Axxent Media Corp.
(A Development Stage Company)

We have audited the accompanying balance sheets of Axxent Media Corp. (A Development Stage Company) as of April 30, 2007 and 2006, and the related statements of operations, cash flows and stockholders' equity for the year ended April 30, 2007 and the period from February 8, 2006 (Date of Inception) to April 30, 2006 and accumulated from February 8, 2006 (Date of Inception) to April 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Axxent Media Corp. (A Development Stage Company) as of April 30, 2007 and 2006, and the results of its operations and its cash flows for the year ended April 30, 2007 and the period from February 8, 2006 (Date of Inception) to April 30, 2006 and accumulated from February 8, 2006 (Date of Inception) to April 30, 2007 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated any revenues and has incurred operating losses since inception. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  MANNING,  ELLIOTT LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada
June 13, 2007

The accompanying notes are an integral part of these financial statements

AXXENT MEDIA CORP.
(A Development Stage Company)
BALANCE SHEETS
(Expressed in US Dollars)

	April 30, 2007 - $ -	April 30, 2006 - $ -
ASSETS

Current Assets
Cash	17,819	39,000

Total Assets	17,819	39,000

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Due to a related party (Note 3(c))	2,205	-

Total Liabilities	2,205	-

Commitments and Contingencies (Note 1)

Stockholders' Equity
Common stock
Authorized:
75,000,000 common shares, par value $0.001 per share
Issued and outstanding:
15,800,000 common shares (April 30, 2006 - 15,800,000)	15,800	15,800
Additional paid-in capital	23,200	23,200
Donated capital (Note 3(b))	15,793	3,793
Deficit accumulated during the development stage	(39,179)	(3,793)
Total Stockholders’ Equity	15,614	39,000
Total Liabilities and Stockholders’ Equity	17,819	39,000

The accompanying notes are an integral part of these financial statements

AXXENT MEDIA CORP.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Expressed in US Dollars)

	Year ended April 30, 2007 - $ -	For the period from February 8, 2006 (Date of Inception) to April 30, 2006 - $ -	Accumulated from February 8, 2006 (Date of Inception) to April 30, 2007 - $ -

REVENUE	-	-	-

OPERATING EXPENSES
Management fees (Note 3(b))	6,000	1,500	7,500
Office and general (Note 3(a))	12,932	793	13,725
Professional fees	10,454	-	10,454
Rent (Note 3(b))	6,000	1,500	7,500
TOTAL OPERATING EXPENSES	35,386	3,793	39,179

NET LOSS FOR THE PERIOD	35,386	3,793	39,179

BASIC AND DILUTED LOSS PER SHARE	-	-	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	15,800,000	1,696,000

The accompanying notes are an integral part of these financial statements

AXXENT MEDIA CORP.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Expressed in US Dollars)

	Year ended April 30, 2007 - $ -	For the period from February 8, 2006 (Date of Inception) to April 30, 2006 - $ -	Accumulated from February 8, 2006 (Date of Inception) to April 30, 2007 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(35,386)	(3,793)	(39,179)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services	12,000	3,793	15,793

Change in operating assets and liabilities:
Due to a related party	2,205	-	2,205
Net Cash Used In Operating Activities	(21,181)	-	(21,181)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	39,000	39,000
Net Cash Provided by Financing Activities	-	39,000	39,000

Increase (Decrease) In Cash	(21,181)	39,000	17,819

Cash, Beginning of Period	39,000	-	-

Cash, End of Period	17,819	39,000	17,819

Supplemental Disclosure

Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements

AXXENT MEDIA CORP.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
(Expressed in US Dollars)

	Common Stock		Additional Paid-in	Donated	Deficit Accumulated During the Development
	Number	Amount	Capital	Capital	Stage	Total

Balance, February 8, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-

Common stock issued for cash at $0.001 per common share	10,000,000	10,000	-	-	-	10,000

Common shares issued for cash at $0.05 per common share	5,800,000	5,800	23,200	-	-	29,000

Donated services	-	-	-	3,793	-	3,793

Net loss for the period	-	-	-	-	(3,793)	(3,793)

Balance, April 30, 2006	15,800,000	15,800	23,200	3,793	(3,793)	39,000

Donated services	-	-	-	12,000	-	12,000

Net loss for the year	-	-	-	-	(35,386)	(35,386)

Balance, April 30, 2007	15,800,000	$15,800	$23,200	$15,793	$(39,179)	$15,614

The accompanying notes are an integral part of these financial statements

AXXENT MEDIA CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
APRIL 30, 2007

1.	NATURE AND CONTINUANCE OF OPERATIONS

Axxent Media Corp. (the “Company”) was incorporated in the State of Nevada on February 8, 2006 and is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is headquartered in Vancouver, Canada.

The Company’s business is to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. The Company has never generated revenues since inception and has never paid any dividends and is unlikely to pay dividends or generate earnings in the immediate or foreseeable future. The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, and the attainment of profitable operations. As at April 30, 2007, the Company has never generated any revenues and has accumulated losses of $39,179 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2.	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year end is April 30.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company regularly evaluates estimates and assumptions related to donated expenses and valuation allowances for deferred income tax assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of issuance to be cash equivalents.

AXXENT MEDIA CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
APRIL 30, 2007

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Revenue Recognition

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at April 30, 2007 the Company has not generated any revenues.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollars. In accordance with Statement of Financial Accounting Standards No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments

Financial instruments, which include cash, and amounts due to a related party, were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. The Company’s operations are in Canada which results in exposure to market risks from changes in foreign currency rates. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at April 30, 2007 the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

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

AXXENT MEDIA CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
APRIL 30, 2007

2.	SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including and amendment of FASB Statement No. 115”. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending February 28, 2009. The Company is currently evaluating the impact of SFAS No. 159 on its financial statements.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement requires an employer to recognize the over funded or under funded status of a defined benefit post retirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position, and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 is effective for fiscal years ending after December 15, 2006 which for the Company would be February 1, 2007. The Company does not expect that the implementation of SFAS No. 158 will have any material impact on its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, the FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard did not have a material effect on its financial statements.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statements No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified statement of financial position as well as on derecognition, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

AXXENT MEDIA CORP.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Expressed in US Dollars)
APRIL 30, 2007

3.	RELATED PARTY BALANCES/TRANSACTIONS

a)
During the period ended April 30, 2006, the President of the Company incurred incorporation costs on behalf of the Company totalling $793. The amount was charged to operations and recorded as donated capital.

b)
The President of the Company provides management services and office premises to the Company at no charge. The donated services and rent each have an estimated fair value of $500 per month. For the year ended April 30, 2007, the Company incurred $6,000 of donated management fees and $6,000 of donated rent.

c)
As at April 30, 2007, the Company owes the President of the Company $2,205 (2006 - $ nil) for expenditures incurred on behalf of the Company. The amounts are unsecured, non-interest bearing, and are due on demand.

4.	COMMON SHARES

a)	In February 2006, the Company issued 10,000,000 common shares of the Company at $0.001 per common share for cash proceeds of $10,000.

b)	In April 2006, the Company issued 5,800,000 common shares of the Company at $0.005 per common share for cash proceeds of $29,000.

5.	INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $24,175, which commence expiring in 2026. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. For the years ended April 30, 2007 and 2006, the valuation allowance established against the deferred tax assets increased by $8,185 and $280, respectively.

The components of the net deferred tax asset at April 30, 2007 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are listed below:

	April 30,	April 30,
	2007	2006
	$	$
Net Operating Losses	24,186	800
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	8,465	280
Valuation Allowance	(8,465)	(280)
Net Deferred Tax Asset	-	-

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 8A: CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

We evaluated the effectiveness of our disclosure controls and procedures as of the end of the 2007 fiscal year. This evaluation was conducted with the participation of our chief executive officer and principal accounting officer.

Disclosure controls are controls and other procedures that are designed to ensure that information that we are required to disclose in the reports we file or submit pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

Limitations on the Effectiveness of Controls

Our management does not expect that our disclosure controls or our internal controls over financial reporting will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, but no absolute, assurance that the objectives of a control system are met. Further, any control system reflects limitations on resources, and the benefits of a control system must be considered relative to its costs. These limitations also include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by management override of a control. A design of a control system is also based upon certain assumptions about potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected.

Conclusions

Based upon their evaluation of our controls, our chief executive officer and principal accounting officer have concluded that, subject to the limitations noted above, the disclosure controls are effective to ensure that the information that we are required to disclose in the reports we file or submit pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is made known to management on a timely basis during the period when our reports are being prepared.

There were no changes in our internal control over financial reporting that occurred during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B: OTHER INFORMATION

None.

PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

The name of our sole executive officer and director, and his age and positions as of the date of this annual report, is as follows:

Name	Age	Position with Registrant	Served as a Director or Officer Since

Brent Hahn	47	President, C.E.O., Principal Accounting Officer, Treasurer, Secretary and and Director	February 8, 2007

The following describes the business experience of Mr. Hahn:

From 2002 until 2006, Mr. Hahn has been involved in a variety of businesses involving post-production and distribution in the film industry, including as Executive Vice President and shareholder of Pure Play Media Inc., a post-production house in Los Angeles. From 1986 until 2002, Mr. Hahn was founder, co-owner, and Vice President/Director of AOV Distribution, a chain of retail multi- media outlets across Canada that, among other things, procured distribution rights for films and video and the reproduction thereof. Between 1998 and 2003 Mr. Hahn also sat on the advisory committee to the British Columbia Film Board, which regulates the classification of films within the province of British Columbia. Mr. Hahn is devoting substantially all of his time to our business.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Employees

We have no employees other than the officer and director described above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended April 30, 2007 all such filing requirements applicable to our officers and directors were complied with.

Code of Ethics

We do not currently have a code of ethics, because we have only limited business operations and only one director and one officer and, therefore, we believe a code of ethics would have limited utility. We intend to adopt such a code of ethics as our business operations expand and we have more directors, officers and employees.

Director Nominees Recommended by Stockholders

There have been no changes to the procedures by which stockholders may recommend nominees to our board since these procedures were last disclosed.

Audit Committee

We have only one director, and therefore do not have an audit committee or an audit committee financial expert.

ITEM 10: EXECUTIVE COMPENSATION

Mr. Brent Hahn, our only officer and only director, has received no compensation for his services to us in any capacity for the fiscal year ended April 30, 2007. We have not granted any stock options or shares of stock to Mr. Hahn to date. There are no stock option, retirement, pension, or profit sharing plans for the benefit of Mr. Hahn. In addition, we have not entered into any employment or consulting agreements with Mr. Hahn, nor any post-termination or change in control arrangements. We have not compensated and have no arrangements to compensate Mr. Hahn for his services to us.

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our shares of Common Stock at June 18, 2007 by (i) each person known by us to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each of our directors, (iii) our executive officers, and (iv) by all of our directors and executive officers as a group. Each person named in the table, has sole voting and investment power with respect to all shares shown as beneficially owned by such person, and has an address at our executive offices at 12665-54th Avenue, Surrey, British, Columbia, Canada, V3X 3C1.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(1)
Common Stock	Mr. Brent Hahn, President, CEO and Director,	10,000,000	63.29%

Common Stock	All Officers and Directors	10,000,000	63.29%

(1) The percent of class is based on 15,800,000 shares of Common Stock issued and outstanding as of the date of this annual report.

Equity Compensation Plan Information

As of April 30, 2007, we had no equity compensation plans in place under which our Common Stock is authorized for issuance.

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

None of our directors or officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to all of our outstanding shares, nor any promoter, nor any immediate family member of, nor any person who shares the same house as, any of the foregoing persons has any material interest, direct or indirect, in any transaction since our incorporation or in any presently proposed transaction which, in either case, we are or will be a participant.

Our management is involved in other business activities and may, in the future become involved in other business opportunities. If a specific business opportunity becomes available, such persons may face a conflict in selecting between our business and their other business interests. In the event that a conflict of interest arises at a meeting of our directors, a director who has such a conflict will disclose his interest in a proposed transaction and will abstain from voting for or against the approval of such transaction.

Our determination of independence of directors is made using the definition of “independent director” contained under Rule 4200(a)(15) of the Rules of National Association of Securities Dealers, even though such definitions do not currently apply to us because we are not listed on Nasdaq. Our current sole director, Mr. Hahn, is also an executive officer, and is therefore not “independent” under this rule.

ITEM 13: EXHIBITS AND REPORTS

Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation*
3.2	Bylaws*
31.1	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
31.2	Certification pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed as an exhibit to our Registration Statement on Form SB-2 dated July 31, 2006

ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our principal accountants, Manning Elliott, Chartered Accountants, rendered invoices to us during the fiscal periods indicated for the following fees and services:

	Fiscal year ended April 30, 2006		Fiscal year ended April 30, 2007
Audit fees	$	Nil		$10,650
Audit-related fees	$	Nil	$	Nil
Tax fees	$	Nil	$	Nil
All other fees	$	Nil	$	Nil

Audit Fees

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of the financial statements included in each of our quarterly reports on Form 10-QSB. As shown above, we incurred $10,650 of audit fees during the fiscal year ended April 30, 2007, and no audit fees during the fiscal year ended April 30, 2006.

Audit-Related Fees

We incurred no fees for assurance and related services by Manning Elliott, Chartered Accountants that were reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended April 30, 2007 and 2006.

Tax Fees

We incurred no fees for professional services by Manning Elliott, Chartered Accountants for tax compliance, tax advice and tax planning, for the fiscal years ended April 30, 2007 and 2006.

All Other Fees

We incurred no fees for all other professional services rendered by Manning Elliott, Chartered Accountants for the years ended April 30, 2007 and 2006.

Policy on pre-approval of audit and permissible non-audit services

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under the policy of our board of directors, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, we may also pre-approve particular services on a case-by-case basis. We approved all services that our independent accountants provided to us in the past two fiscal years.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AXXENT MEDIA CORPORATION

Date: June 27, 2007	By:	/s/ Brent Hahn
Brent Hahn
President, CEO and Director

In accordance with the Securities Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Hahn Brent Hahn	President, CEO and Director	June 27, 2007