Form 10QSB
period 2007-07-31
UFood Franchise CO
filed 2007-09-14
CIK 1369233

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under Section 13 or 15(d) of
Securities Exchange Act of 1934

For the Period ended July 31, 2007

Commission File Number 333-136167

UFOOD FRANCHISE COMPANY
(Name of small business issuer in its charter)

Nevada	20-4463582
(State of incorporation)	(IRS Employer ID Number)

12665-54th Avenue
Surrey, British Columbia V3X 3C1
Canada
(604) 341-8993
(Address and telephone number of principal executive offices)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 23,700,000 shares of Common Stock outstanding as of September 12, 2007.

UFOOD FRANCHISE COMPANY
(formerly Axxent Media Corp.)
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	July 31, 2007 - $ -	April 30, 2007 - $ -
	(Unaudited)

ASSETS

Current
Cash	4,501	17,819

Total assets	4,501	17,819

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Due to related party (Note 3)	4,501	2,205

Commitment and Contingencies (Note 1)

Stockholders' Equity
Preferred stock
Authorized:
10,000,000 preferred shares, par value $0.001 per share
Issued and outstanding: NIL	-	-
Common stock
Authorized:
300,000,000 common shares, par value $0.001 per share
Issued and outstanding:
23,700,000 common shares	23,700	23,700
Additional paid-in capital	15,300	15,300
Donated capital (Note 3)	16,497	15,793
Deficit accumulated during the development stage	(55,497)	(39,179)
Total stockholders’ equity	-	15,614
Total liabilities and stockholders’ equity	4,501	17,819

The accompanying notes are an integral part of these interim financial statements

UFOOD FRANCHISE COMPANY
(formerly Axxent Media Corp.)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three month period ended July 31, 2007 - $ -	Three month period ended July 31, 2006 - $ -	Accumulated from February 8, 2006, (Date of Inception) to July 31, 2007 - $ -

REVENUES	-	-	-

OPERATING EXPENSES
Management fees (Note 3)	1,500	1,500	9,000
Office and general	5,898	197	19,623
Professional fees	7,420	5,782	17,874
Rent (Note 3)	1,500	1,500	9,000

NET LOSS FOR THE PERIOD	16,318	8,979	55,497

BASIC AND DILUTED LOSS PER SHARE	-	-	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,700,000	23,700,000

The accompanying notes are an integral part of these interim financial statements

UFOOD FRANCHISE COMPANY
(formerly Axxent Media Corp.)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Three month period ended July 31, 2007 - $ -	Three month period ended July 31, 2006 - $ -	Accumulated from February 8, 2006, (Date of Inception) to July 31, 2007 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(16,318)	(8,979)	(55,497)

Adjustments to reconcile net loss to cash used in operating activities:
Donated services	704	3,000	16,497

Changes in operating assets and liabilities:
Accounts payable	-	782	-
Due to related party	2,296	-	4,501
Net cash used in operating activities	(13,318)	(5,197)	(34,499)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of common shares	-	-	39,000
Net cash provided by financing activities	-	-	39,000

Increase (Decrease) in Cash	(13,318)	(5,197)	4,501

Cash, beginning of period	17,819	39,000	-

Cash, end of period	4,501	33,803	4,501

Supplemental disclosures

Interest		-	-
Income taxes		-	-

The accompanying notes are an integral part of these interim financial statements

UFOOD FRANCHISE COMPANY
(formerly Axxent Media Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
JULY 31, 2007

1.    NATURE AND CONTINUANCE OF OPERATIONS

UFood Franchise Corp. (the “Company”) was incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. and is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is headquartered in Vancouver, Canada. As Axxent Media Corp., the Company’s business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007 the Company changed its name to Ufood Franchise Company and is exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. The Company is currently engaged in discussions with KnowFat Franchise Company, Inc., a Delaware corporation (“KnowFat”), regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares. As at July 31, 2007, the Company has never generated any revenues and has accumulated losses of $55,497 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be able to continue as a going concern.

2.    SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company’s year end is April 30.

Interim Financial Statements

The interim unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Securities and Exchange Commission (“SEC”) Form 10-QSB. They do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Therefore, these financial statements should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended April 30, 2007, included in the Company’s Annual Report on Form 10-KSB filed on August 14, 2007 with the SEC.

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at July 31, 2007, and the results of its operations and cash flows for the three months ended July 31, 2007 and 2006. The results of operations for the three months ended July 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of issuance to be cash equivalents.

UFOOD FRANCHISE COMPANY
(formerly Axxent Media Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
JULY 31, 2007

2.    SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenue Recognition

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at July 31, 2007 the Company has not generated any revenues.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses and deemed income tax valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent that there are historical differences between the estimates and the actual results, future operations will be affected.

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

Financial Instruments

The carrying value of cash and amounts due to a related party approximates their fair value because of the short maturity of these financial instruments. Unless otherwise noted, it is management’s opinion the Company is not exposed to significant interest, currency or credit risks arising from this financial instrument. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at July 31, 2007, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has adopted SFAS No. 109 “Accounting for Income Taxes” as of its inception. Pursuant to SFAS No. 109 the Company is required to compute tax asset benefits for net operating losses carried forward.

UFOOD FRANCHISE COMPANY
(formerly Axxent Media Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
JULY 31, 2007

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), expands disclosures about fair value measurements, and applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, FASB anticipates that for some entities, the application of SFAS No. 157 will change current practice. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for the Company would be the fiscal year beginning January 1, 2008. The Company is currently evaluating the impact of SFAS No. 157 but does not expect that it will have a material impact on its financial statements.

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

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006, which for the Company would be January 1, 2007. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on its financial statements.

UFOOD FRANCHISE COMPANY
(formerly Axxent Media Corp.)
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
JULY 31, 2007

3. RELATED PARTY BALANCES/TRANSACTIONS

a)
During the three month period ended July 31, 2007, the Company recognized $704 (2006-$1,500) of donated services and $nil (2006-$1,500) of donated rent. During the period, the Company commenced paying management services and rent at $500 per month. During the three month period ended July 31, 2007, the Company recorded $796 of management services and $1,500 of rent.

b)	As at July 31, 2007, the Company owes $4,501 (April 30, 2007 - $2,205) for working capital, management services, and rent. These amounts are unsecured, non-interest bearing and due on demand.

4. SUBSEQUENT EVENTS

On August 8, 2007, the sole director and officer purchased 800,000 shares of Company stock from former stockholders in privately negotiated transactions pursuant to the Company’s reoffer prospectus dated August 24, 2006. Effective August 17, 2007, the Board of Directors declared a 1.5 to 1 forward stock split in the form of a dividend. The issued and outstanding common shares increased from 15,800,000 common shares to 23,700,000 common shares. All common share amounts have been retroactively adjusted for all periods presented.

On August 17, 2007, the Company filed an Amendment with the Secretary of State of the State of Nevada. Pursuant to the Amendment, the authorized capital stock increased from 75,000,000 common shares (par value of $0.001) to 300,000,000 common shares (par value $0.001) and 10,000,000 shares of preferred stock (par value $0.001). The Amendment also changed the Company name to UFood Franchise Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward-Looking Statements

The information set forth in this section contains certain “forward-looking statements,” including, among other things, (i) expected changes in our revenues and profitability, (ii) prospective business opportunities, and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes,” “anticipates,” “intends,” or “expects.” These forward-looking statements relate to our plans, objectives and expectations for future operations. Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

Background

We were incorporated in the State of Nevada on February 8, 2006 and are in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. We are headquartered in Surrey, British Columbia, Canada.

Plan of Operation

We have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. As previously reported, we are currently engaged in discussions with KnowFat Franchise Company, Inc., a Delaware corporation (“KnowFat”), regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies. At this stage, no definitive terms have been agreed to, and neither party is currently bound to proceed with the Merger. With the permission of KnowFat, on August 17, 2007, we changed our name to facilitate these discussions. If the parties determine not to proceed with the Merger, we will change our name back to Axxent Media Corporation or adopt another name not similar to UFood or KnowFat Franchise Company.

Results of Operations for the Three-Month Period Ended July 31, 2007

For the three-month period ended July 31, 2007 and since the date of inception, we have not generated any revenue.

We incurred operating expenses in the amount of $16,381 for the three-month period ending July 31, 2007 as compared to $8,979 for the three months ended July 31, 2006. These operating expenses were comprised of general and administrative expenses of $5,898, management fees of $1,500, professional fees of $7,420, and rent of $1,500. Our net loss for the three month period ended July 31, 2007, was $16,381 as compared to $8,979 for the three-month period ended July 31, 2006. Our total loss since inception on February 8, 2006 to July 31, 2007 was $55,497.

At July 31, 2007, we had total assets of $4,501 consisting entirely of cash as compared to $33,803 at July 31, 2006. As at July 31, 2007, we had liabilities of $4,501 as compared to $872 at July 31, 2006.

Liquidity and Capital Resources

At July 31, 2007, we had cash in the bank of $4,501.

As stated above, we are redirecting our focus towards identifying and pursuing options regarding the development of a new business plan and direction. Our hope is that some opportunities will have the potential to generate revenue and profit, enabling us to meet the financial burdens of being a publicly held company.

While we have sufficient funds on hand to fund our business operations, our cash reserves are not sufficient to meet our obligations for the next 12 month period. As a result, we will need to seek additional funding in the near future. Although our President has agreed to fund many of our organizational and developmental costs going forward, we currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding would be in the form of sales of our common stock.

We may also seek to obtain short-term loans from our President, although no such formal arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding to meet our obligations over the next 12 months.

Critical Accounting Policies

There have been no changes in our accounting policies since April 30, 2007.

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

PART II

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 17, 2007, a stockholder representing 68.4% of our issued and outstanding capital stock executed a written consent in lieu of a meeting which

(i)	approved an amendment (“Amendment”) and restatement of our Articles of Incorporation and

(ii)
approved the creation of our 2007 Stock Option Plan which provides for the issuance of both Nonstatutory and Incentive Stock Options and other awards to acquire up to 3,000,000 million shares of our common stock.

Consents from additional stockholders were not solicited for either matter. There were no abstentions or broker non-votes in connection with the written consent.

ITEM 5. OTHER INFORMATION.

On August 8, 2007, our sole director and officer, purchased 800,000 shares of our stock from former stockholders in privately negotiated transactions. These transactions were made pursuant to the Company’s reoffer prospectus dated August 24, 2006.

As previously disclosed, effective August 17, 2007, our Board of Directors declared a 1.5 to 1 forward stock split in the form of a dividend. The record date for the dividend was September 4, 2007, and the payment date was September 7, 2007.

On the same date, we filed the Amendment with the Secretary of State of the State of Nevada. Pursuant to the Amendment, we increased our authorized capital stock from 75,000,000 shares of common stock, par value $0.001 to 300,000,000 shares of common stock, par value $0.001 and 10,000,000 shares of preferred stock, par value $0.001. The Amendment also changed our name to UFood Franchise Company. The Amendment and name change were the result of our decision in August 2007 to de-emphasize our prior business plan.

ITEM 6. EXHIBITS.

Exhibit No.	Description
31.1	Sec. 302 Certification of Principal Executive Officer

31.2	Sec. 302 Certification of Principal Financial Officer (1)

32.1	Sec. 906 Certification of Principal Executive Officer

32.2	Sec. 906 Certification of Principal Financial Officer (2)

(1)	Included in Exhibit 31.1 filed herewith

(2)	Included in Exhibit 32.1 filed herewith

SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 14, 2007	UFood Franchise Company

	By:	/s/ Brent Hahn
Name: Brent Hahn
Title: Principal Executive Officer