Form 10QSB
period 2007-10-31
UFood Restaurant Group, Inc.
filed 2007-12-13
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File Number: 333-136167

UFOOD RESTAURANT GROUP, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	20-4463582
(State of incorporation)	(IRS Employer Identification No.)

12516-52A Avenue
Surrey, British Columbia V3X 3K3
Canada
(604) 590-8199
(Address of principal executive offices and Issuer’s telephone number)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

There were 23,700,000 shares of the issuer’s common stock outstanding as of November 19, 2007.

Transitional Small Business Disclosure Format: Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UFOOD RESTAURANT GROUP, INC
(formerly Axxent Media Corp. and UFood Franchise Company)
(A Development Stage Company)

FINANCIAL STATEMENTS

OCTOBER 31, 2007
BALANCE SHEETS	2

STATEMENTS OF OPERATIONS	3

STATEMENTS OF CASH FLOWS	4

NOTES TO THE FINANCIAL STATEMENTS	5

UFOOD RESTAURANT GROUP, INC.
(formerly Axxent Media Corp. and UFood Franchise Company)
(A Development Stage Company)
BALANCE SHEETS
(Stated in US Dollars)

	October 31, 2007 - $ -	April 30, 2007 - $ -
	(Unaudited)
ASSETS

Current
Cash	-	17,819
Loans receivable (Note 3)	2,000,000	-
Interest receivable (Note 3)	16,105	-
Deferred finance charges (Note 4)	399,653	-
Total assets	2,415,758	17,819

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accrued liabilities	21,644	-
Promissory Notes (Note 4)	2,000,000	-
Due to related party (Note 6)	-	2,205
	2,021,644	2,205

Stockholders' Equity
Preferred stock
Authorized:
10,000,000 preferred shares, par value $0.001 per share
Issued and outstanding: NIL	-	-
Common stock
Authorized:
300,000,000 common shares, par value $0.001 per share
Issued and outstanding:
23,700,000 common shares	23,700	23,700
Additional paid-in capital (Note 4)	501,676	15,300
Donated capital (Note 3)	19,497	15,793
Deficit accumulated during the development stage	(150,759)	(39,179)
Total Stockholders’ Equity	394,114	15,614
Total Liabilities and Stockholders’ Equity	2,415,758	17,819

The accompanying notes are an integral part of these interim financial statements

UFOOD RESTAURANT GROUP, INC.
(formerly Axxent Media Corp. and UFood Franchise Company)
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Stated in US Dollars)
(Unaudited)

	Three month period ended October 31, 2007 - $ -	Three month period ended October 31, 2006 - $ -	Six month period ended October 31, 2007 - $ -	Six month period ended October 31, 2006 - $ -	Accumulated from February 8, 2006, (Date of Inception) to October 31, 2007 - $ -

REVENUES	-	-	-	-	-

OPERATING EXPENSES
Management fees (Note 3)	1,500	1,500	3,000	3,000	10,500
Office and general	298	8,908	329	9,105	2,311
Professional fees	477	1,423	7,897	7,205	18,351
Rent (Note 3)	1,500	1,500	3,000	3,000	10,500
Transfer agent and filing fees	4,764	-	10,631	-	22,374
	8,539	13,331	24,857	22,310	64,036

NET LOSS FROM OPERATIONS	(8,539)	(13,331)	(24,857)	(22,310)	(64,036)
Amortization of deferred finance charges (Note 4)	86,723	-	86,723	-	86,723
Interest Income	(16,105)	-	(16,105)	-	(16,105)
Interest Expense	16,105	-	16,105	-	16,105
NET LOSS FOR THE PERIOD	(95,262)	(13,331)	(111,580)	(22,310)	(150,759)

BASIC AND DILUTED LOSS PER SHARE	-	-	-	-	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	23,700,000	15,800,000	23,700,000	15,800,000

The accompanying notes are an integral part of these interim financial statements

UFOOD RESTAURANT GROUP, INC.
(formerly Axxent Media Corp. and UFood Franchise Company)
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Stated in US Dollars)
(Unaudited)

	Six month period ended October 31, 2007 - $ -	Six month period ended October 31, 2006 - $ -	Accumulated from February 8, 2006, (Date of Inception) to October 31, 2007 - $ -

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	(111,580)	(22,310)	(150,759)

Adjustments to reconcile net loss to cash used in operating activities:
Amortization of deferred finance charges	86,723	-	86,723
Donated services	3,704	6,000	19,497

Changes in operating assets and liabilities:
Accounts payable	21,644	-	21,644
Interest receivable	(16,105)	-	(16,105)
Due to related party	(2,205)	1,000	(2,205)
Net cash used in operating activities	(17,819)	(15,310)	(41,205)

CASH FLOWS FROM INVESTING ACTIVITIES
Expenditures for bridge loan	(2,000,000)	-	(2,000,000)
Net cash used in investing activities	(2,000,000)	-	(2,000,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of promissory notes	2,000,000	-	2,000,000
Proceeds from the issuance of common shares	-	-	39,000
Proceeds from related party	-	2,205	2,205
Net cash provided by financing activities	2,000,000	2,205	2,041,205

Decrease in Cash	(17,819)	(13,105)	-

Cash, beginning of period	17,819	39,000	-

Cash, end of period	-	25,895	-

Non-Cash Investing and Finance Activities
Issuance of broker warrants to settle finance charges	486,376	-	486,376

Supplemental disclosures
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these interim financial statements

UFOOD RESTAURANT GROUP, INC.
(formerly Axxent Media Corp. and UFood Franchise Company))
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
OCTOBER 31, 2007

1.	NATURE OF OPERATIONS AND CONTINUANCE OF BUSINESS

UFood Restaurant Group, Inc. (the “Company”) was incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. and is in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”. The Company is headquartered in Vancouver, Canada. As Axxent Media Corp., the Company’s business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, the Company changed its name to Ufood Franchise Company, and on September 25, 2007, changed its name to UFood Restaurant Group, Inc. and is exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. The Company is currently engaged in discussions with KnowFat Franchise Company, Inc., a Delaware corporation (“KnowFat”), regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies, and in that regard entered into a Term Sheet as of July 25, 2007, as amended (the “Term Sheet”). At this stage, no definitive Merger Agreement has been entered into, and neither party is currently bound to proceed with the Merger.

These financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company anticipates future losses in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand, loans from directors and/or issuance of common shares. As at October 31, 2007, the Company has never generated any revenues and has accumulated losses of $150,759 since inception. These factors raise substantial doubt regarding the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary should the Company be able to continue as a going concern.

Pursuant to the Term Sheet referred to above, effective September 24, 2007, the Company closed on the offer and sale (the “Note Offering”) of $1,035,000 of its 9% Convertible Promissory Notes (“Investor Notes”). Effective October 4, 2007, the Company closed on the offer and sale of an additional $965,000 of Investor Notes, and as a result an aggregate of $2,000,000 of Investor Notes are outstanding as of October 31, 2007. Refer to Note 4.

The Company used the $2,000,000 gross proceeds derived from its issuance of the additional Investor Notes to provide additional bridge financing (“Bridge Financing”) to KnowFat to enable KnowFat to meet its working capital requirements. All obligations under the Bridge Notes will be deemed repaid in full and canceled upon the closing of the Merger and the related private placement offering. Refer to Note 3.

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

UFOOD RESTAURANT GROUP, INC.
(formerly Axxent Media Corp. and UFood Franchise Company))
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
OCTOBER 31, 2007

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Interim Financial Statements (continued)

The financial statements included herein are unaudited; however, they contain all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly the Company’s financial position at October 31, 2007, and the results of its operations and cash flows for the six months ended October 31, 2007 and 2006. The results of operations for the six months ended October 31, 2007 are not necessarily indicative of the results to be expected for future quarters or the full year.

Cash and Cash Equivalents

The Company considers all highly liquid investments with maturity of three months or less at the time of issuance to be cash equivalents.

Revenue Recognition

The Company recognizes reproduction and distribution revenue in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is performed, and collectibility is reasonably assured. As at October 31, 2007 the Company has not generated any revenues.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company regularly evaluates estimates and assumptions related to donated expenses and valuation allowances of deferred income tax assets. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgements about the values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent that there are historical differences between the estimates and the actual results, future operations will be affected.

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

Comprehensive Loss

SFAS No. 130, “Reporting Comprehensive Income,” establishes standards for the reporting and display of comprehensive income (loss) and its components in the financial statements. As at October 31,2007 and 2006, the Company has no items that represent a comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

UFOOD RESTAURANT GROUP, INC.
(formerly Axxent Media Corp. and UFood Franchise Company))
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
OCTOBER 31, 2007

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

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

UFOOD RESTAURANT GROUP, INC.
(formerly Axxent Media Corp. and UFood Franchise Company))
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
OCTOBER 31, 2007

2.	SIGNIFICANT ACCOUNTING POLICIES (continued)

Recent Accounting Pronouncements (continued)

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

3.	LOAN RECEIVABLE

At October 31, 2007, the Company loaned $2,000,000 raised pursuant to the Note Offering referred to in Note 4, to Knowfat.

The amounts were advanced as bridge loans (“Bridge Notes’) in accordance with the Term Sheet disclosed in Note 1. Based on the terms of the Bridge Loan, the amounts are unsecured, bear interest of 9% annually and are due within 120 days of issuance.

KnowFat will begin making consecutive monthly interest only payments on the Bridge Notes commencing 30 days from the closing of the Bridge financing through their maturity date, at which time KnowFat will be required to repay the unpaid principal amount of the Bridge Notes, together with accrued and unpaid interest.

A default by KnowFat under the Bridge Notes, including but not limited to the failure to close the Merger prior to the maturity date of the Bridge Notes, will cause an increase to the interest rate from 9% to 15% per annum, with the increased interest rate continuing until all defaults are rectified.

As a condition to consenting to the Merger and Bridge Loan, TD Banknorth, N.A., the senior lender to KnowFat, required the Company and KnowFat to execute a Subordination Agreement pursuant to which the Bridge Loan is expressly subordinated to the senior debt (currently aggregating approximately $1,200,000) held by the senior lender. As a result, if the Merger is not consummated, KnowFat will not be permitted to repay the Bridge Notes to the Company until all senior debt is paid in full to the senior lender. If the Bridge Notes are not repaid, the Company will not have the ability to repay the Investor Notes unless other proceeds become available to the Company, of which there can be no assurance.

As at October 31, 2007, accrued interest receivable of $16,105 has been recorded with respect to the Bridge Loan, and no repayments of the principal portion has been received.

4.	PROMISSORY NOTES

Pursuant to the Term Sheet referred to in Note 1, effective September 24, 2007, the Company closed on the offer and sale (the “Note Offering”) of $1,035,000 of its 9% Convertible Promissory Notes (“Investor Notes”) to a limited number of accredited investors. Effective October 4, 2007, the Company closed on the offer and sale of an additional $965,000 principal amount of Investor Notes, and as a result an aggregate of $2,000,000 principal amount of Investor Notes are issued and outstanding. The Investor Notes are unsecured, bear interest at the rate of 9% per annum, and are for a term of 180 days.

UFOOD RESTAURANT GROUP, INC.
(formerly Axxent Media Corp. and UFood Franchise Company))
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
OCTOBER 31, 2007

4.	PROMISSORY NOTES (CONTINUED)

At maturity, the entire unpaid principal amount and all accrued and unpaid interest will be paid to the holder, unless the Investor Notes are converted. The Investor Notes will become convertible into units (“Units”) of the Company’s securities upon the closing of the Merger. The Investor Notes will become convertible into Units, at the option of the holder, 70 days after the earlier of (i) termination of the exclusivity period provided for in the Term Sheet, if the Merger has not closed by such date, or (ii) the date of termination or abandonment of the Merger prior to the end of the exclusivity period. Each Unit will consist of one share of common stock of the Company and one-half of a common share purchase warrant (“Warrant”). Each whole Warrant will be exercisable for five years and will entitle its holder to purchase one share of common stock at $1.25 per share. The Investor Notes will convert into Units at a conversion price of $0.50 per Unit.

If the Company defaults under the Investor Notes, the full principal amount of the Investor Notes, together with accrued interest, will, at the holder’s option, become immediately due and payable in cash. In addition, commencing five days after the occurrence of any default that results in the eventual acceleration of the Investor Note, the interest rate will increase to 15% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

The Company engaged a placement agent for the Note Offering. The placement agent received a commission of 10% of funds raised from investors in the Note Offering, plus reimbursement of expenses. In addition, the placement agent received warrants (“Broker Warrants”) to purchase an aggregate of 800,000 shares of the Company’s common stock. The Brokers’ Warrants are exercisable for a term of seven years, at a price of $1.00 per share.

The Company recorded the fair value of the Broker Warrants using the Black Scholes option pricing model using the following assumptions:

	October 4, 2007	September 24, 2007
Number of Warrants Granted	386,000	414,000
Fair Value at Grant Date	$0.78	$0.51
Exercise Price	$1.00	$1.00
Expected Life	7 years	7 years
Volatility	150%	150%
Risk-Free Rate	4.34%	4.30%

As at October 31, 2007, the Company recorded a fair value for the Broker Warrants of $486,376 as a deferred financing fee, of which $86,723 has been amortized on a straight-line basis over 180 days, consistent with the Note Offering.

5.	COMMON SHARES

Effective August 17, 2007, the Board of Directors declared a 1.5 to 1 forward stock split in the form of a dividend. The issued and outstanding common shares increased from 15,800,000 common shares to 23,700,000 common shares. All common share amounts have been retroactively adjusted for all periods presented.

On August 17, 2007, the Company filed an Amendment with the Secretary of State of the State of Nevada. Pursuant to the Amendment, the authorized capital stock increased from 75,000,000 common shares (par value of $0.001) to 300,000,000 common shares (par value $0.001) and 10,000,000 shares of preferred stock (par value $0.001). The Amendment also changed the Company name to UFood Franchise Company. Pursuant to an additional amendment filed on September 25, 2007, the Company’s name was changed to UFood Restaurant Group, Inc.

UFOOD RESTAURANT GROUP, INC.
(formerly Axxent Media Corp. and UFood Franchise Company))
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Stated in US Dollars)
OCTOBER 31, 2007

5.	COMMON SHARES (CONTINUED)

Also on August 17, 2007, stockholders representing 68.4% of our issued and outstanding capital stock executed written consents in lieu of a meeting and approved (i) the Restated Articles and (ii) the creation of our 2007 Stock Option Plan (the “2007 Plan”). The 2007 Plan provides for the issuance of both nonstatutory and incentive stock options and other awards to acquire up to 3,000,000 shares (calculated on a post forward stock split basis) of our common stock. As at October 31, 2007, the Company has not granted any options relating to the 2007 Plan.

6.	RELATED PARTY BALANCES/TRANSACTIONS

a)	During the period ended October 31, 2007, the Company recognized $3,000 (2006-$3,000) of donated services and $3,000 (2006-$3,000) of donated rent.

b)	As at October 31, 2007, the Company owes $Nil (April 30, 2007 - $2,205) for working capital, management services, and rent. These amounts are unsecured, non-interest bearing and due on demand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

Background

We were incorporated in the State of Nevada on February 8, 2006 and are in the development stage as defined by Statement of Financial Accounting Standard (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” We are headquartered in Surrey, British Columbia, Canada.

Plan of Operation

We have redirected our focus towards identifying and pursuing options regarding the development of a new business plan and direction. We are exploring various business opportunities that have the potential to generate positive revenue, profits and cash flow in order to financially accommodate the costs of being a publicly held company. We are currently engaged in discussions with KnowFat Franchise Company, Inc., a Delaware corporation (“KnowFat”), regarding the possibility of a reverse triangular merger (the “Merger”) involving the two companies, and in that regard entered into a Term Sheet as of July 25, 2007, as amended (the “Term Sheet”). At this stage, no definitive merger agreement has been entered into, and neither party is currently bound to proceed with the Merger. With the permission of KnowFat, we changed our name to facilitate these discussions. If the parties determine not to proceed with the Merger, we will change our name back to Axxent Media Corporation or adopt another name not similar to UFood or KnowFat Franchise Company.

Results of Operations for the Six-Month Period Ended October 31, 2007

For the six-month period ended October 31, 2007 and since the date of inception, we have not generated any revenue.

We incurred operating expenses in the amount of $8,539 and $24,857 for the three and six-month periods ending October 31, 2007 as compared to $13,331 and $22,310 for the three and six months ended October 31, 2006. These operating expenses were comprised of office and general expenses of $298 and $329, management fees of $1,500 and $3,000, professional fees of $477 and $7,897, rent of $1,500 and $3,000 and transfer agent and filing fees of $4,764 and $10,631 for the three and six-month periods ending October 31, 2007 as compared to office and general expenses of $8,908 and $9,105, management fees of $1,500 and $3,000, professional fees of $1,423 and $7,205, rent of $1,500 and $3,000 and transfer agent and filing fees of nil for the three and six months ended October 31, 2006. Our net loss for the three and six month periods ended October 31, 2007, was $95,262 and $111,580 as compared to $13,331 and $22,310 for the three and six-month periods ended October 31, 2006. Our total loss since inception on February 8, 2006 to October 31, 2007 was $150,759.

At October 31, 2007, we had total assets of $2,415,758 consisting of loans receivable, interest receivable and deferred finance charges, as compared to $25,895 at October 31, 2006 consisting entirely of cash. As at October 31, 2007, we had liabilities of $2,021,644 as compared to $3,205 at October 31, 2006.

Liquidity and Capital Resources

At October 31, 2007, we had cash in the bank of nil.

As stated above, we are redirecting our focus towards identifying and pursuing options regarding the development of a new business plan and direction, including those transactions contemplated by the Term Sheet. Our hope is that some opportunities will have the potential to generate revenue and profit, enabling us to meet the financial burdens of being a publicly held company.

As contemplated by the Term Sheet, effective September 24, 2007, we closed on the offer and sale (the “Note Offering”) of $1,035,000 principal amount of our 9% Convertible Promissory Notes (“Investor Notes”) to a limited number of accredited investors and non-U.S. persons pursuant to the exemptions from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), provided by Rule 506 of Regulation D and Section 4(2) of the Securities Act and Regulation S under the Securities Act. Effective October 4, 2007, we closed on the offer and sale of an additional $965,000 principal amount of Investor Notes, as a result of which an aggregate of $2,000,000 principal amount of Investor Notes are issued and outstanding. The Investor Notes are unsecured, bear interest at the rate of 9% per annum, which interest begins to accrue from issuance, and are for a term of 180 days. At maturity, the entire unpaid principal amount and all accrued and unpaid interest will be paid to the holder, unless the Investor Note is converted. The Investor Notes will become convertible and will automatically convert, as to outstanding principal amount plus accrued and unpaid interest, into units (“Units”) of our securities upon the closing of the Merger. In addition, the Investor Notes will become convertible into Units, at the option of the holder, 70 days after the earlier of (i) termination of the exclusivity period provided for in the Term Sheet, if the Merger has not closed by such date, or (ii) the date of termination or abandonment of the Merger prior to the end of the exclusivity period. Each Unit will consist of one share of our common stock, par value $0.001 per share (“Common Stock”), and one-half of a Common Stock purchase warrant (“Warrant”). Each whole Warrant will be exercisable for five years and will entitle its holder to purchase one share of Common Stock at $1.25 per share. The Investor Notes will convert into Units at a conversion price of $0.50 per Unit.

If we default under the Investor Notes, the full principal amount of the Investor Notes, together with interest, will, at the holder’s option, become immediately due and payable in cash. In addition, commencing five days after the occurrence of any default that results in the eventual acceleration of the Investor Note, the interest rate will increase to 15% per annum, or such lower maximum amount of interest permitted to be charged under applicable law.

We used the gross proceeds derived from our issuance of the Investor Notes to provide bridge loan (“Bridge Loan”) to KnowFat to enable KnowFat to meet its working capital requirements. The Bridge Loan, in the aggregate principal amount of $2,000,000, is evidenced by two Bridge Loan Promissory Notes (the “Bridge Notes”) and related documents. Each Bridge Note is unsecured, is for a term of 120 days from the respective closing of the Bridge Loan (September 24, 2007 and October 4, 2007), and bears interest at the rate of 9% per annum. All obligations under the Bridge Notes will be deemed repaid in full and canceled upon the closing of the Merger.

KnowFat will begin making consecutive monthly interest only payments on each Bridge Note of accrued interest commencing 30 days from the closing of the Bridge Loan through its maturity date, at which time KnowFat will be required to repay the unpaid principal amount of the Bridge Note, together with accrued and unpaid interest.

A default by KnowFat under the Bridge Notes, including but not limited to the failure to close the Merger prior to the maturity date of the Bridge Notes, will cause an increase to the interest rate from 9% to 15% per annum, which increased interest rate will continue until all defaults are cured.

As a condition to consenting to the Merger and Bridge Loan, TD Banknorth, N.A., the senior lender to KnowFat, required us and KnowFat to execute a subordination agreement pursuant to which the Bridge Loan is expressly subordinated to the senior debt (currently aggregating approximately $1,200,000) held by the senior lender. As a result, if the Merger is not consummated, KnowFat will not be permitted to repay the Bridge Notes to us until all senior debt is paid in full to the senior lender. If the Bridge Notes are not repaid, we will not have the ability to repay the Investor Notes unless other proceeds become available to the registrant, of which there can be no assurance.

In addition, if the Merger is not consummated, while we have sufficient funds on hand to fund our business operations, our cash reserves are not sufficient to meet our obligations for the next 12 month period. As a result, we will need to seek additional funding in the near future. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding would be in the form of sales of our common stock.

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

Our principal executive officer and principal financial officer has also indicated that there were no significant changes in our internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On August 17, 2007, a stockholder representing 68.4% of our issued and outstanding capital stock executed a written consent in lieu of a meeting which:

(i)
approved an amendment (“Amendment”) and restatement of our Articles of Incorporation which increased our authorized capitalization from 75,000,000 shares of Common Stock to 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock, par value $0.001 per share. The Amendment also changed our name to UFood Franchise Company; and

(ii)
approved the creation of our 2007 Equity Incentive Plan which provides for the issuance of both nonstatutory and incentive stock options and other awards to acquire up to 3,000,000 million shares of our common stock.

On September 25, 2007, a stockholder representing 68.4% of our issued and outstanding capital stock executed a written consent in lieu of a meeting which approved another amendment to our Articles of Incorporation changing our name to UFood Restaurant Group, Inc.

Consents from additional stockholders were not solicited for either matter. There were no abstentions or broker non-votes in connection with the written consent.

ITEM 6. EXHIBITS.

Exhibit No.	Description
10.1	Bridge Loan Agreement between the Registrant and KnowFat Franchise Company, Inc.
10.2(i)	Bridge Loan Promissory Note dated September 24, 2007
10.2(ii)	Bridge Loan Promissory Note dated October 4, 2007
10.3	Subordination Agreement among the Registrant, KnowFat Franchise Company, Inc. and TD Banknorth, N.A.
10.4	Securities Purchase Agreement among the Registrant and the Buyers
10.5	Form of Investor Note
10.6	Placement Agent Agreement
10.7	Form of Brokers’ Warrant
10.8	2007 Equity Incentive Plan
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included in Exhibit 31.1 filed herewith
(2)	Included in Exhibit 32.1 filed herewith

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 13, 2007	UFood Restaurant Group, Inc.

By:
Name: Brent Hahn
Title: Principal Executive Officer and Principal Financial Officer