Form 10KSB
period 2007-12-31
UFood Restaurant Group, Inc.
filed 2008-04-14
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended     December 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-136167

UFOOD RESTAURANT GROUP, INC.
(Name of small business issuer in its charter)

Nevada 20-4463582	20-4463582
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

255 Washington Street, Suite 100
Newton, Massachusetts	02458
(Address of principal executive offices)	(Zip Code)

(617) 787-6000
Issuer’s telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State issuer’s revenues for the most recent fiscal year: $4,904,883

The aggregate market value of the voting and non-voting Common Stock held by non-affiliates was $37,514,790 as of April 10, 2008, based upon the price at which the Common Stock was sold.

There were 34,022,158 shares of our Common Stock issued and outstanding as of April 7, 2008.

Transitional Small Business Disclosure Format (Check one):Yes ☐ No ☒

Forward-Looking Statements

Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion, express or implied, of our annual growth, operating results, future earnings, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. In some cases, you can identify such forward-looking statements by words such as “estimate,” “project,” “intend,” “forecast,” “future,” “anticipate,” “plan,” “anticipates,” “target,” “planning,” “positioned,” “continue,” “expect,” “believe,” “will,” “will likely,” “should,” “could,” “would,” “may” or the negative of such terms and other comparable terminology that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission. It is routine for internal projections and expectations to change as the year or each quarter of the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. We do not undertake any obligation to update or publicly release the result of any revision to these forward-looking statements to reflect events or circumstances occurring after the date they are made or to reflect the occurrence of unanticipated events.

PART I

Item 1.	Description of Business.

Corporate History and Additional Information

We were incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, we were a development stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. As Axxent Media Corp., our business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, we changed our name to UFood Franchise Company, and on September 25, 2007, we changed our name to UFood Restaurant Group, Inc. (UFood or the Company).

On December 18, 2007, a wholly-owned subsidiaryof the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat) with KnowFat surviving the merger as our wholly-owned subsidiary (the Merger). Following the Merger, we continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. KnowFat was founded in 2004 to capitalize on the popularity of a chain of fast-casual concept restaurants operating under the tradename “Lo Fat Know Fat” in the greater Boston area, as well as the growing trend in the United States towards healthier living and eating. After operating for three years as KnowFat! Lifestyle Grille, while continuously modifying and improving the concept, management arrived at the conclusion that the KnowFat! name sent the wrong marketing message and alienated some people within the mainstream customer set. As a result, we have decided that future locations will operate under the name UFood Grill. To date, we have opened two new original UFood Grills and have converted one KnowFat! store into a UFood Grill. The conversion of the remaining five KnowFat! Lifestyle Grills will take place over the next several months. Management believes that the new brand will embrace the mainstream customer better and help extend the concept into a nation-wide chain.

As of April 8, 2008, our operations consisted of five company-operated restaurants and three franchise-operated locations in Boston, Naples and Sacramento. In addition, we have sold franchise development agreements for Houston, Miami, San Jose, Sacramento, Naples, Chicago and a five state region comprised of Colorado, Utah, Wyoming, Montana and Idaho (for a total of 94 franchises).

Prior to the merger with KnowFat, our headquarters were located in Vancouver, British Columbia, Canada. Following the Merger, our headquarters were relocated to 255 Washington Street, Suite 100, Newton, Massachusetts 02458. Our telephone number is (617) 787-6000.

Concept and Strategy

UFood is a franchisor and operator of fast-casual food service restaurants and nutritional product retail stores that is capitalizing on the growing trend toward healthier living and eating and consumer demands for quick service restaurants that offer great-tasting food with healthy attributes, such as reduced saturated fat, cholesterol, and processed carbohydrates. UFood uses high quality ingredients and healthy cooking techniques to ensure that its menu items taste great and are “better for you.” Guests order at a counter and wait three to five minutes for their meals to be prepared. The food is served on ceramic plates with metal utensils and is either taken to the table by each guest or delivered to the table by a UFood server. Great taste and an overall pleasing dining experience for an individual customer is the focus of UFood’s mission and concept.

Many customers not only want to eat well while they are in the restaurants; they also want to buy products that support an overall healthy lifestyle. Most UFood restaurant locations offer integrated convenience-style retail stores that carry a wide variety of health-oriented nutrition products, such as supplements, vitamins, nutrition bars, energy drinks, and healthy snacks.

Great taste and the overall pleasing dining experience for individual customers remain the focus of our mission and concept. We have developed a market segmentation model that yielded the following five customer personas:

•	Healthy life style enthusiast (eating healthier fits squarely into their way of life)
•	Feel Gooder (eating at UFood makes them feel good about themselves)
•	Convenience-only (convenience trumps all decision factors when selecting where to dine)
•	Persons with restricted diets
•	Magic Bullet (people who seek to have it all at little cost and no effort)

Our concept and logo is built from the idea of real food for people who care about what they eat. Among the numerous dining options out there today, UFood presents an option that enables people to make smart choices that fit into their lifestyle. By eating smart, people feel better, becoming healthier and happier. The UFood logo represents the happy, healthy relationship between the brand and the customer. The wink within the smiley face symbolizes the fact that UFood is “in the know,” letting the customer in on the awareness that great tasting food can also be great for you; which in turn establishes a personal relationship and dialogue with the customer. With the “Wink” face as the logo, UFood has attempted to personalize and humanize the brand.

Approximately half of all sales are prepared for take-out, with the guest either calling ahead or ordering in the restaurant. In addition, nearly 60% of customers frequent our restaurants for lunch with the remaining 40% comprising the dinner market.

Most of our restaurant locations also offer an integrated convenience-style retail store that carries a wide variety of health-oriented nutrition products, such as supplements, vitamins, nutrition bars, energy drinks, and healthy snacks.

We believe UFood’s concept has significant growth potential, which UFood hopes to realize through a combination of Company and franchisee efforts. Franchising will be a key component of UFood’s success. There are currently a total of eight restaurant locations including three UFood restaurant locations and five KnowFat locations. Six of the locations are in the greater Boston area, with one location each in Naples, Florida and Sacramento, California. Through April 8, 2008, we had sold seven Master Area Development Agreements and 94 franchise licenses throughout the United States.

Industry Background

The United States restaurant industry is benefiting from a long-term trend of consumers eating out more frequently, as the restaurant industry’s share of consumer food expenditures has increased from 25% in 1955 to 47.5% in 2005. According to the National Restaurant Association, restaurant sales are expected to reach $537 billion in 2007, an increase of 5% over 2006 sales. The leading factors contributing to the recent growth have been the growing population, increases in real disposable income per capita, the trend toward busier lifestyles, greater spending on dining and entertainment activities and the increased availability of high-quality dining options.

The recent emergence of the fast-casual dining segment has capitalized significantly on the industry’s expansion. This group, led by companies such as Chipotle Mexican Grill and Panera Bread Company, caters to customers who desire the convenience of fast food, and who are willing to pay a premium for higher quality, differentiated menu items. These consumer preferences have made fast-casual one of the fastest growing sub-segments within the restaurant industry, reaching $9 billion in sales in 2005, an annual growth rate of 14% over 2004 sales.

However, the increase in eating out has also contributed to a general deterioration in the health of Americans. Today, obesity has reached epidemic proportions in the United States. Approximately 31% of American adults, or 59 million people, meet the criterion for obesity. In addition, in the past 30 years, the occurrence of obesity in children has doubled, and it is now estimated that one in five children in the United States is overweight. Obese children are more likely to be obese as adults, which leads to the increased risk for a number of diseases including stroke, cardiovascular disease, hypertension, diabetes, and some cancers. Obesity also contributes to additional negative health consequences, including Type 2 Diabetes, high total and LDL (bad) cholesterol and triglyceride levels in the blood, low HDL (good) cholesterol levels in the blood, sleep apnea, and inflammation of the liver. Poor food choices, such as diets high in calories (including fats and simple sugars) and lower in fruits and vegetables are linked with being overweight.

Many consumers are actively looking to improve their quality of life and prevent health problems. They are changing their diet, increasing exercise and activity, and consciously seeking out healthier alternatives to existing main-stream restaurants to help improve their overall lifestyles and well-being. Moreover, today’s consumers are more knowledgeable than ever before about nutritional composition of foods and supplements, and they increasingly demand information on what they are consuming, not only from the grocery store, but also from restaurants.

According to the Nutrition Business Journal, the nutritional products category represents a $42 billion business opportunity in the United States. The growth of the nutritional supplements market is driven by several factors, including the aging of the population, increased use of supplements to treat or enhance specific physical conditions, and an increasing number of individuals who prioritize their health and well-being. Rising healthcare costs and soaring Medicare premiums are also causing consumers to seek alternative healthcare therapies, including the expanded use of nutritional supplements.

Menu

With our innovative menu, we are targeting mainstream customers as well as health conscious customers. We believe the taste and quality of our food offerings will have wide market appeal.

Our menu contains a wide variety of food types, including hot entrees, burgers, salads, sandwiches, wraps, smoothies, and desserts, each of which is united in the theme that the food is “better for you” than many other dining-out options. Each item is prepared with healthier alternatives in mind, whether an ingredient or a method of preparation, and has better nutritional qualities than the equivalent item a consumer might find at a typical quick serve establishment.

Our menu categories are:

Entrees

These include sirloin tips, turkey tips, bison patties and chicken breast. Each entrée is served with a choice of two sides. The sides include UnFries™ (baked French fries), steamed broccoli, mashed sweet potatoes, black beans, brown rice, and steamed vegetables. Entrees are priced between $5.99 and $12.99.

Fired-Up Burgers

There are several choices of topping-laden burgers including the Better Bacon Cheeseburger which has reduced fat American cheese and turkey bacon and is served on a whole grain bun. Each burger option can be prepared with a patty made with any of 85% lean beef, turkey, bison, or vegetarian. Fired-Up Burgers are priced between $3.99 and $5.99.

UnFries™

Nearly 60% of all orders include UFood’s version of the classic french fries. Unlike regular french fries that are typically cooked by deep frying in oil, UnFries™ are baked in a convection oven, resulting a crisp wholesome taste that enhances the flavor of the potato. UnFries™ are trans fat-free and have fewer calories and lower saturated fat content than regular french fries. UnFries cost $1.59 and can be bundled with a fountain drink or bottled water and added to any meal for $2.29.

Wraps

Some of UFood’s best sellers are its Chicken Meatball Marinara and the BBQ Steak Tip and Broccoli wraps. Each is served in a natural whole grain white or wheat tortilla. Wraps come in two sizes and are priced between $3.99 and $6.99.

UBowls

The newest addition to the menu, the UBowl, has three options, each of which contains either chicken or tofu marinated with light, flavorful sauces and served with steamed vegetables over whole grain brown rice. A small UBowl costs $4.99 and a large UBowl costs $6.49.

Signature Sandwiches

UFood’s chef has developed several unique, great tasting combinations served on either a ciabatta bread, a baguette, or on wheat berry bread. Signature sandwiches are priced between $3.99 and $5.99.

Specialty Salads

UFood’s Bistro Salad has organic field greens, grape tomatoes, feta, walnuts, cranberries, and onion, and it is tossed with blueberry-pomegranate vinaigrette. Other specialty salads can be topped with chicken breast. Salads are priced between $4.99 and $6.99.

Smuuthies™ and Prolattas™

Made with freshly frozen fruit, juice, and yogurt, these items account for a significant component of the menu mix. Prolattas combine a fruit base with a proprietary protein blend to create a meal in a cup. Smuuthies are priced at $4.29, and the protein drinks are $4.99.

The nutritional values of each item are prominently listed in a take-away nutrition guide displayed on the front counter, which contains information about calories, protein, fiber, carbohydrates, good fat, and saturated fat.

Growth Strategy

We plan to further expand our franchising network as well as open other company-owned stores. We have a two-part franchising strategy. We will award franchises both on an individual basis in the Boston area and to area developers outside of Boston.

Franchise sales are led by our chairman and chief executive officer, George Naddaff. In addition to the well-documented expertise and public reputation generated by Mr. Naddaff and the compelling concept, we have entered into a services agreement with George Foreman, a well-known celebrity, to be a spokesperson for the brand as well as to assist in generating interest in franchising the UFood concept. Mr. Foreman has a successful track record as a spokesperson for various brands, including Meineke, Casual Male and the George Foreman Grill, which has sold more than 80 million grills worldwide. Moreover, Mr. Foreman’s name is strongly associated with healthy eating and lifestyle in a way that is attractive to both men and women. Mr. Foreman also is currently appearing in two major television series: American Inventor and his own reality TV show, Family Foreman. Under the terms of an exclusive restaurant category agreement, Mr. Foreman will lend his name and likeness and assist in marketing and branding efforts of UFood restaurants. Mr. Foreman will initially be involved in helping to sell franchises. Once UFood has more than 50 stores opened, he will shift his focus to generating publicity through personal appearances in UFood restaurants and traditional media.

Until the Boston territory is completely built out, we will allow franchisees to build single units in Boston that will co-exist alongside those of other franchisees as well as company-owned units. The proximity to our headquarters to our Boston area restaurants will enable management to closely monitor these single-unit franchises. In addition, the simultaneous construction of several franchises in the Boston area will allow for the rapid growth of the Boston market. To date, two UFood franchises have been sold in the Boston area.

Outside of Boston, we plan to award only multi-unit territories to sophisticated, experienced owner-operators. These operators will sign Master Area Development Agreements wherein they will obtain an exclusive territory in which to build UFood outlets. Upon signing these agreements, the operator will pay an upfront fee for the rights to the territory, and they will then be bound to a timeline over which they must open the units. To date, we have sold 94 franchises to seven area developers in the following territories:

•     Boston area
•    Houston
•    Naples
•    Sacramento
•    San Jose
•    Southern Florida
•    Chicago
•     5 State Region (MT, CO, UT, WY, ID)

We seek to sell franchises to sophisticated, experienced restaurant operators who already know their markets, having operated other restaurants in their territories. We believe these sophisticated operators will enable the concept to grow rapidly and help establish the UFood brand across the country. We do not allow sub-franchising. All franchise agreements are directly with UFood.

We will also grow our store base through the building of company-owned stores. Our current plan calls for approximately 10% of our stores to be company-owned. The primary purpose of this effort is to ensure that management understands how the stores evolve and operate and has its own “kitchen” to test new initiatives (menu items, loyalty programs etc.) in front of real customers. We have already instituted a loyalty program that utilizes discount loyalty cards with our repeat customers. Our database contains the names of over 20,000 loyalty card users. The loyalty card provides us with a direct communications channel with our customers, drives sales, and allows us to track consumer behavior. To leverage the current geographical concentration of UFood stores in the Boston area, the new company-owned stores will be located in the Northeast (Rhode Island and Connecticut), close to our headquarters.

We have developed three prototype stores that we believe are suitable to differing site and demographic conditions: 1) 2,000 – 2,500 sq. foot units that feature a combination of a restaurant and retail store; 2) 1,500 – 2,000 sq. feet units that feature only the restaurant (due to close proximity to other health-oriented food stores); and 3) 800 – 1,000 sq. feet units that are kiosks in airports, bus and train stations, hospitals and other high-traffic locations.

Franchise Operations

UFood has pursued a broad-based franchising program since 2004. UFood continues to extend its franchise relationships beyond its current franchisees. Pursuant to federal and state regulations, UFood annually updates its Uniform Franchise Offering Circular, which includes a disclosure statement, a Franchise Agreement, and an Area Development Agreement, to facilitate sales of additional franchise and area development licenses. The UFood franchise agreement typically requires the payment of a franchise fee of $35,000 per restaurant, royalties of 5.0% of gross sales and contributions to a system-wide advertising fund of 1.5% of gross sales. The franchisee is also required to spend 1.5% of gross sales on local marketing. In general, 50% of the franchise fee is payable at the time the Franchise Agreement is signed and the balance is due at the time each store opens. Each Franchise Agreement generally provides for a term of 15 years and two, five-year renewal options.

The Area Development Agreement is similar to the Franchise Agreement in its terms. In order for an area developer to acquire the rights to a territory, the developer must pay one-half of the franchise fee up front for each unit that developer agrees to build in the territory. In some agreements, UFood has deferred the payment of the upfront fee, so that the developer pays up-front fees for the first few stores upon the execution of the agreement and fees for the stores opening in phase 2 of the build-out at a later date. UFood estimates that it costs between $560,000 and $760,000 to open one of its outlets.

To ensure that the UFood concept is consistent across all geographic areas, we have fully built out the corporate support system for franchisees. New franchisees get assistance on all levels, including build-out specifications, operational guidance, and menu and recipes. We also provide a five week training program for each of our new franchisees and employees prior to new store openings.

Suppliers

We strive to obtain consistent high-quality ingredients at competitive prices from reliable sources. To obtain operating efficiencies and to provide fresh ingredients for our food products while obtaining the lowest possible ingredient prices for the required quality, we purchase over 70% of our restaurant supplies from a single supplier, US Foodservice, Inc. The balance of our restaurant supplies come from local vegetable and bread suppliers. Most food, produce and other products are shipped from US Foodservice’s distribution facility directly to our restaurant locations two to three times per week. We do not maintain a central food product warehouse or commissary. We do not have any long-term contracts with our food suppliers. In the past, we have not experienced delays in receiving our food and beverage inventories, restaurant supplies or equipment.

Approximately 70% of the sports nutrition and vitamin products sold in our nutritional supplement business are purchased from two distributors, KCF Nutrition Distributors of Milford, Connecticut, and Dynamic Marketing of Cranston, Rhode Island.

Competition

The restaurant industry is intensely competitive. There are many different segments within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the highly competitive and fragmented fast-casual segment of the restaurant industry. In addition to competing against other fast-casual restaurants, we compete against other segments of the restaurant industry, including fast-food restaurants and casual dining restaurants. The number, size and strength of competitors within each segment vary by region. We compete based on a number of factors including taste, product quality, speed of service, value, name recognition, restaurant condition and ambiance, location and customer service. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources.

Customers seeking a “better for you” meal at a foodservice establishment, have several choices available to them throughout the country. However, there are no truly national chains of health-oriented quick-service restaurants that geographically cover the whole United States or even a number of states.

The following is a list of “better for you” restaurants that compete in the quick-serve environment, mostly on a local level. The largest chain has six stores.

•    Better Burger (NYC)
•    Energy Kitchen (NYC)
•    The Pump (NYC)
•    Topz (California)
•    Evo’s (Florida)
•    B. Good (Boston)
•    Soma Grill (Arizona)
•    Healthy Bites (Florida)

Our nutritional supplements business competes with a number of outlets that sell similar products. Within the specialty retail market, where consumers can find knowledgeable staff to recommend supplements, we have three major competitors (GNC, Vitamin Shoppe, and Vitamin World) and a wide variety of “mom-and-pop”, sports, and specialty nutrition stores.

We also compete with these and many other retail establishments for desirable site locations.

Employees

As of December 30, 2007, we employed approximately 50 full-time associates (defined as associates who average 35 hours or more per week), of whom 16 were employed in general or administrative functions, principally at our headquarters in Newton, Massachusetts, and approximately 101 were employed in our five company-operated restaurant locations in the Boston area as managers and associates. UFood does not have any collective bargaining agreements with its employees and considers its employee relations to be good. UFood places a priority on staffing its restaurant and store operations with skilled associates and invests in training programs to ensure the quality of its operations.

Trademarks

We have registered the following trademarks with the United States Patents and Trademarks Office: “Unfries” (pending), “UFood Grill” (pending), “Proccino” (pending), “KnowFat! Lifestyle Grille,” “KnowFat,” “Prolatta,” and “LoFat KnowFat”. We believe that our trademarks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

Seasonality

Our business is not seasonal.

Government Regulation

Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and permit requirements for the sale of food. To date we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals. In addition, the development and construction of additional units are also subject to compliance with applicable zoning, land use and environmental regulations.

Environmental Regulation

UFood is subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. To date, UFood’s stores have not been the subject of any material environmental matters.

Item 1A.	Risk Factors.

Risks Related to Our Company and Our Business

Lack of Operating History.

KnowFat was formed approximately four years ago and has a short operating history upon which an investor can evaluate its performance. UFood’s proposed operations are subject to all of the risks inherent in the expansion of an early-stage business enterprise, including higher-than-expected expenses and uncertain revenues. The likelihood of the success of UFood must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the expansion of an early-stage business and the competitive environment in which UFood operates. KnowFat has had no profits to date, and there can be no assurance of future profits. As a result of the expansion stage nature of UFood’s business and the fact that it will incur significant expenses in connection with its activities, UFood can be expected to sustain operating losses for the foreseeable future.

KnowFat has not been profitable to date, and expects its operating losses to continue for the foreseeable future.

KnowFat has incurred annual operating losses and generated negative cash flows, since its inception and has financed its operations principally through equity investments and borrowings. At this time, UFood’s ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended December 30, 2007, KnowFat had revenue of $4,094,883 and incurred operating losses of $5,007,129. For the fiscal year ended December 31, 2006, KnowFat had revenue of $3,691,694 and incurred an operating loss of $4,018,849. Our total accumulated deficit through December 30, 2007 was $14,842,239.

As a result of KnowFat’s brief operating history, revenue is difficult to predict with certainty. Current and projected expense levels are based largely on estimates of future revenue. UFood expects expenses to increase in the future as UFood expands its sales and marketing, administrative activities and the expenses of being a public company. As a result, UFood expects to incur additional losses for at least the next 18 months. UFood cannot assure you that it will be profitable in the future, or generate future revenues. Accordingly, the extent of future losses and the time required to achieve profitability, if ever, is uncertain. Failure to achieve profitability could materially and adversely affect the value of UFood and its ability to affect additional financings. The success of the business depends on UFood’s ability to increase revenues to offset expenses. If its revenues fall short of projections, UFood’s business, financial condition and operating results will be materially adversely affected.

Risk Inherent in Expansion of Operations.

UFood cannot project with certainty, nor does it make any representations regarding, the number of franchises it will be able to sell and what the time period will be with respect to its expansion plans. UFood’s failure to sell the projected number of franchises would adversely affect UFood’s ability to execute its business plan by, among other things, reducing UFood’s revenues and profits and preventing UFood from realizing its strategy of being the first major franchiser of retail outlets offering food service featuring low-fat, low-carbohydrate and low-calorie food items, selected beverages and nutritional products to the general public.

UFood will rely primarily upon area developers to open and operate franchise units. The number of openings and the performance of new stores will depend on various factors, including: (i) the availability of suitable sites for new stores; (ii) the ability of franchisees to negotiate acceptable lease or purchase terms for new locations, obtain capital required to construct, build-out and operate new stores, meet construction schedules and hire and train qualified store personnel; (iii) the establishment of brand awareness in new markets; and (iv) the ability of UFood and its area developers to manage this anticipated expansion. Not all of these factors are within the control of UFood or its franchisees, and there can be no assurance that UFood will be able to accelerate its growth or that UFood will be able to manage the anticipated expansion of its operations effectively.

UFood will depend on contractors and real estate developers to construct its stores. Many factors may adversely affect the cost and time associated with the development and construction of UFood’s stores, including: (i) labor disputes; (ii) shortages of materials or skilled labor; (iii) adverse weather; (iv) unforeseen engineering problems; (v) environmental problems; (vi) construction or zoning problems; (vii) local government regulations; (viii) modifications in design; and (ix) other unanticipated increases in costs. Any of these factors could give rise to delays or cost overruns which may prevent UFood from developing additional stores within its anticipated budgets or time periods or at all. Any such failure could cause UFood’s business, results of operations and financial condition to suffer.

Dependence on Franchising Concept.

Because royalties from franchisees' sales are a principal component of UFood's revenue base, UFood's success is dependent upon the ability of its franchisees to promote and capitalize upon UFood’s concept. Even if UFood were successful in obtaining the projected number of franchise units, the contemplated expansion may entail difficulty in maintaining quality standards, operating controls and communications, and in attracting qualified operators. Locations for units will be based on theoretical projections of market demand with no assurance that such locations will prove successful. As a result, franchise units may not attain desired levels of revenues or may attain them more slowly than projected, and this would adversely affect UFood’s result of operations.

Certain Factors Affecting the Restaurant Industry.

If UFood grows as anticipated, UFood and its franchisees may be affected by risks inherent in the restaurant industry, including: (i) adverse changes in national, regional or local economic or market conditions; (ii) increased costs of labor (including increases in the minimum wage); (iii) increased costs of food products; (iv) management problems; (v) increases in the number and density of competitors; (vi) limited alternative uses for properties and equipment; (vii) changing consumer tastes, habits and spending priorities; (viii) changing demographics; (ix) the cost and availability of insurance coverage; (x) uninsured losses; (xi) changes in government regulation; (xii) changing traffic patterns; (xiii) weather conditions; and (xiv) local, regional or national health and safety matters. UFood and its franchisees may be the subject of litigation based on discrimination, personal injury or other claims. UFood can be adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues resulting from one restaurant or a limited number of restaurants in UFood’s system. None of these factors can be predicted with any degree of certainty, and any one or more of these factors could have a material adverse effect on UFood.

Competition.

The restaurant industry and the nutritional products business are both intensely competitive. There are several healthy-food themed restaurants, most of which are small. Moreover, the retail food industry in general, which is highly competitive and includes highly sophisticated national and regional chains, has begun to offer “healthier” alternatives to its typical menu offerings. UFood operates in the fast-casual segment of the retail food industry. This segment is highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambiance and condition of each restaurant. In addition, there are a number of nutritional products retail stores and franchises across the United States, some of which are very large. Some of these restaurants, stores and franchises have substantial financial resources, name recognition and reputations. While UFood believes its products and services are sufficiently different from those of major restaurants and food-service establishments, UFood will be required to compete with national and regional chains and with independent operators for market share, access to desirable locations and recruitment of personnel. Many of UFood’s competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than UFood. No assurances can be given that UFood will have the financial resources, distribution ability, depth of key personnel or marketing expertise to compete successfully in these markets.

Changes in Consumer Preferences and Discretionary Spending.

UFood’s success depends, in part, upon the popularity of its food products and its ability to develop new menu items that appeal to consumers. Shifts in consumer preferences away from UFood’s restaurants or cuisine, its inability to develop new menu items that appeal to consumers, or changes in its menu that eliminate items popular with some consumers could harm UFood’s business. Also, UFood’s success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, UFood may experience declines in sales during economic downturns, which can be caused by various economic factors such as high gasoline prices, or during periods of uncertainty like that which followed the terrorist attacks on the United States and the possibility of further terrorist attacks. Any material decline in the amount of discretionary spending could have a material adverse effect on UFood’s sales, results of operations, business and financial condition.

Food and Supply Costs.

UFood’s profitability is dependent on its ability to anticipate and react to changes in food and supply costs. Various factors beyond UFood’s control, including climatic changes and government regulations, may affect food costs. Specifically, UFood’s dependence on frequent, timely deliveries of fresh meat and produce subject it to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. The failure to react to these increases could materially and adversely affect UFood’s business and result of operations.

Geographic Concentration.

The five company-operated stores are all located in Massachusetts. A downturn in the regional economy or other significant adverse events in Massachusetts could have a material adverse effect on UFood’s financial condition.

Dependence on Management and Key Personnel.

During the upcoming stages of UFood’s growth, UFood will be entirely dependent upon the management skills and expertise of UFood’s management and key personnel, including George Naddaff, its current Chairman and Chief Executive Officer, and Charles A. Cocotas, its current President and Chief Operating Officer. UFood would be materially adversely affected in the event that the services of these individuals or other management or key personnel for any reason ceased to be available and adequate replacement personnel were not found. UFood has obtained key-man insurance on the life of George Naddaff. Such insurance may be cancelled if premiums are not paid when due. If the current policy is cancelled or expires, similar insurance may not be available in the future on terms acceptable to the Company, and there can be no assurance the Company will be able to secure such insurance.

Government Regulation.

UFood is subject to extensive and varied federal, state and local government regulation, including regulations relating to public health and safety and zoning codes. UFood operates each of its stores in accordance with standards and procedures designed to comply with applicable codes and regulations. However, if UFood could not obtain or retain food or other licenses, it would adversely affect UFood’s operations. Although UFood has not experienced, and does not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular store or group of stores.

California and other states and local jurisdictions have enacted laws, rules, regulations and ordinances which may apply to the operation of a Company store, including those which: (a) establish general standards, specifications and requirements for the construction, design and maintenance of the store premises; (b) regulate matters affecting the health, safety and welfare of UFood’s customers, such as general health and sanitation requirements for restaurants, employee practices concerning the storage, handling, cooking and preparation of food, special health, food service and licensing requirements, restrictions on smoking, exposure to tobacco smoke or other carcinogens or reproductive toxicants and saccharin and availability of and requirements for public accommodations, including restrooms; (c) set standards pertaining to employee health and safety; (d) set standards and requirements for fire safety and general emergency preparedness; (e) regulate the proper use, storage and disposal of waste, insecticides, and other hazardous materials; (f) establish general requirements or restrictions on advertising containing false or misleading claims, or health and nutrient claims on menus or otherwise, such as “low calorie” or “fat free”; and (g) establish requirements concerning withholdings and employee reporting of taxes on tips.

In order to develop and construct more stores, UFood needs to comply with applicable zoning, land use and environmental regulations. Federal and state environmental regulations have not had a material effect on UFood’s operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new stores. UFood is also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act, which generally prohibits discrimination in accommodation or employment based on disability. UFood may, in the future, have to modify stores, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, UFood’s current expectation is that any such action will not require it to expend substantial funds.

UFood is subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wages, overtime and other working conditions. UFood pays a significant number of its hourly staff at rates consistent with but higher than the applicable federal or state minimum wage. Accordingly, increases in the minimum wage would increase UFood’s labor cost. UFood is also subject to various laws and regulations relating to its current and any future franchise operations.

UFood is also subject to various federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationships. Many state franchise laws impose restrictions on the franchise agreement, including the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew and the ability of a franchisor to designate sources of supply. The Federal Trade Commission, or the FTC, and some state laws also require that the franchisor furnish to prospective franchisees a franchise offering circular that contains prescribed information and, in some instances, require the franchisor to register the franchise offering.

Environmental Matters.

UFood is subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. UFood cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted or the amount of future expenditures that UFood may need to make to comply with, or to satisfy claims relating to, environmental laws. While, during the period of their ownership, lease or operation, UFood’s stores have not been the subject to any material environmental matters, it has not conducted a comprehensive environmental review of its properties or operations. UFood has not conducted investigations of its properties to identify contamination caused by third-party operations; in such instances, the contamination must be addressed by the third party. If the relevant third party does not or has not addressed the identified contamination properly or completely, then under certain environmental laws, UFood could be held liable as an owner and operator to address any remaining contamination. Any such liability could be material. Further, UFood may not have identified all of the potential environmental liabilities at its properties, and any such liabilities could have a material adverse effect on its operations or results of operations.

Intellectual Property.

UFood owns certain common law trademark rights and a number of federal trademark and service mark registrations. UFood believes that its trademarks and other proprietary rights are important to its success and its competitive position. UFood therefore devotes appropriate resources to the protection of its trademarks and proprietary rights. The protective actions that UFood takes, however, may not be enough to prevent unauthorized usage or imitation by others, which may cause UFood to incur significant litigations costs and could harm its image or its brand or competitive position. To date, UFood has not been notified that its trademarks or menu offerings infringe upon the proprietary rights of third parties, but UFood cannot assure you that third parties will not claim infringement by it. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require UFood to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on UFood’s business, results of operations and financial condition. As a franchisor, UFood will grant its franchisees a limited license to use its registered service marks. The general public could incorrectly identify UFood’s franchisees as controlled by UFood. In the event that a court determines the franchisee is not adequately identified as a franchisee, UFood could be held liable for the misidentified franchisee’s debts, obligations and liabilities.

The planned rapid increase in the number of stores may make future results unpredictable.

UFood plans to increase the number of its stores significantly in the next three years. This growth strategy and the substantial investment associated with the development of each new store may cause operating results to fluctuate and be unpredictable or adversely affect profits. UFood’s future results depend on various factors, including successful selection of new markets and store locations, market acceptance of the UFood experience, consumer recognition of the quality of food and willingness to pay its prices (which reflect often higher ingredient costs), the quality of operations and general economic conditions. In addition, as has happened when other fast-casual restaurant concepts have tried to expand nationally, UFood may find that the UFood concept has limited or no appeal to customers in new markets or it may experience a decline in the popularity of UFood restaurants. Newly opened stores may not succeed, future markets and stores may not be successful and, even if UFood is successful, UFood’s average store sales may not increase at historical rates.

Sales growth depends primarily on our ability to open new stores and is subject to many unpredictable factors.

UFood may not be able to open new stores as quickly as planned. UFood has experienced delays in opening some stores and that could happen again. Delays or failures in opening new stores could materially and adversely affect UFood’s growth strategy and expected results. As UFood operates more stores and sells more franchises, the rate of expansion relative to the size of the store base will decline. In addition, one of the biggest challenges is locating and securing an adequate supply of suitable new store sites. Competition for those sites in target markets is intense, and lease costs are increasing (particularly for urban locations). The Company’s ability to open new stores also depends on other factors, including:

•	obtaining financing and negotiating leases with acceptable terms;

•	hiring and training qualified operating personnel in the local market;

•	managing construction and development costs of new stores at affordable levels, particularly in competitive markets;

•	the availability of construction materials and labor;

•	the availability of, and ability to obtain, adequate supplies of ingredients that meet UFood’s quality standards; and

•	securing required governmental approvals (including construction, parking and other permits) in a timely manner.

New stores, once opened, may not be profitable, and the increases in average store sales and company store sales that UFood has experienced in the past may not be indicative of future results.

UFood’s ability to operate new stores profitably and increase average store sales and company store sales will depend on many factors, some of which are beyond its control, including:

•	initial sales performance of new stores;

•	competition, either from competitors in the restaurant industry or UFood’s own stores;

•	changes in consumer preferences and discretionary spending;

•	consumer understanding and acceptance of UFood stores;

•	road construction and other factors limiting access to new stores;

•	general economic conditions, which can affect store traffic, local labor costs and prices UFood pays for the ingredients and other supplies; and

•	changes in government regulation.

If UFood fails to open stores as quickly as planned, or if new stores do not perform as planned, UFood’s business and future prospects could be harmed. In addition, changes in the average store sales or company store sales could cause operating results to vary adversely from expectations.

Expansion into new markets may present increased risks due to unfamiliarity with those areas.

Some of the new stores are planned for markets where UFood has little or no operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than UFood’s existing markets. As a result, those new stores may be less successful than stores in existing markets. Consumers in a new market may not be familiar with the UFood brand, and UFood may need to build brand awareness in that market through greater investments in advertising and promotional activity than UFood originally planned. UFood may find it more difficult in new markets to hire, motivate and keep qualified employees who can project the UFood vision, passion and culture. Stores opened in new markets may also have lower average store sales than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Sales at stores opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting overall profitability.

UFood may not persuade customers of the benefits of paying higher prices for higher-quality food.

UFood’s success depends in large part on its ability to persuade customers that food made with higher-quality ingredients is worth the prices they will pay at stores relative to prices offered by some competitors, particularly those in the fast food segment. That could require UFood to change its pricing, advertising or promotional strategies, which could materially and adversely affect its results or the brand identity UFood has tried to create.

Additional instances of avian flu or "mad cow" disease or other food-borne illnesses could adversely affect the price and availability of chicken, beef or other meat, cause the temporary closure of some stores and result in negative publicity, thereby resulting in a decline in sales.

In 2004 and 2005, Asian and European countries experienced outbreaks of avian flu. Incidents of "mad cow" disease have occurred in Canadian and U.S. cattle herds. These problems, food-borne illnesses (such as e. coli, hepatitis A, trichinosis or salmonella) and illnesses and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause customers to shift their preferences, particularly if UFood chooses to pass any higher ingredient costs along to consumers. As a result, UFood’s sales may decline. Instances of food-borne illnesses, real or perceived, whether at UFood restaurants or those of its competitors, could also result in negative publicity about UFood or the restaurant industry, which could adversely affect sales. If UFood reacts to negative publicity by changing its menu or other key aspects of UFood restaurants, UFood may lose customers who do not accept those changes, and may not be able to attract enough new customers to produce the revenue needed to make its stores profitable. If customers become ill from food-borne illnesses, UFood could be forced to temporarily close restaurants.

UFood’s franchisees could take actions that harm its reputation and reduce its royalty revenues.

UFood does not exercise control over the day-to-day operations of its franchised stores. While UFood tries to ensure that franchised stores meet the same operating standards demanded of its company-operated stores, one or more franchised stores may not do so. Any operational shortcomings of its franchised stores are likely to be attributed to its system-wide operations and could adversely affect UFood’s reputation and have a direct negative impact on the royalty revenues received from those stores.

UFood could be party to litigation that could adversely affect it by distracting management, increasing expenses or subjecting UFood to material money damages and other remedies.

Customers may occasionally file complaints or lawsuits against UFood alleging that it is responsible for some illness or injury they suffered at or after a visit to a restaurant, or that UFood has problems with food quality or operations. UFood could also become subject to a variety of other claims arising in the ordinary course of business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and could become subject to class action or other lawsuits related to these or different matters in the future. In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products they sell and disclosure and advertising practices. UFood may also be subject to this type of proceeding in the future and, even if not, publicity about these matters (particularly directed at the fast food and fast-casual segments of the industry) may harm UFood’s reputation or prospects and adversely affect its results.

It is highly likely that the Company will need to raise additional capital to meet its business requirements in the future and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.

Additional capital in the future may not be available on reasonable terms or at all. The raising of additional capital may dilute the Company’s current stockholders’ ownership interests. The Company’s income from operations is unlikely to be sufficient to achieve its business plan. The Company may need to raise additional funds through public or private debt or equity financings to meet various objectives including, but not limited to:

•	pursuing growth opportunities, including more rapid expansion;

•	acquiring complementary businesses;

•	making capital improvements to improve our infrastructure;

•	hiring qualified management and key employees;

•	research and development of new products;

•	responding to competitive pressures;

•	complying with regulatory requirements such as licensing and registration; and

•	maintaining compliance with applicable laws.

Any additional capital raised through the sale of equity or equity backed securities may dilute current stockholders’ ownership percentages and could also result in a decrease in the fair market value of the Company’s equity securities because its assets would be owned by a larger pool of outstanding equity. The terms of those securities issued by the Company in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect.

Furthermore, any additional debt or equity financing that the Company may need may not be available on terms favorable to the Company, or at all. If the Company is unable to obtain required additional capital, it may have to curtail its growth plans or cut back on existing business and, further, the Company may not be able to continue operating if its does not generate sufficient revenues from operations needed to stay in business.

The Company may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. The Company may also be required to recognize non-cash expenses in connection with certain securities it issues, such as convertible notes and warrants, which may adversely impact the Company’s financial condition.

Bank Debt.

KFLG Watertown, Inc.(KFLG), a wholly-owned subsidiary of KnowFat, is a party to a credit facility with TD Banknorth, N.A. (the Bank) which is secured by a lien on the assets of KFLG. The obligations of KFLG under the credit facility are guaranteed by UFood, KnowFat of Downtown Crossing, Inc. and KnowFat of Landmark Center, Inc. and secured by liens on the assets of each. In the event that KFLG fails to satisfy its obligations under the Bank credit facility, the Bank may attempt to foreclose on the assets of KFLG, UFood, KnowFat of Downtown Crossing, Inc. and KnowFat of Landmark Center, Inc. Such foreclosure could be costly and time consuming to UFood and its subsidiaries and could result in the forfeiture of the assets subject to the Bank’s liens. In addition, the Bank’s liens could make it more difficult for UFood to obtain additional debt or equity financing in the future.

Compliance with the reporting requirements of federal securities laws can be expensive.

The Company is a public reporting company in the United States, and accordingly, subject to the information and reporting requirements of the Exchange Act and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders will cause its expenses to be higher than they would be if KnowFat remained privately-held. In addition, the Company will incur substantial expenses in connection with the preparation of a registration statement relating to the registration of resales of Common Stock recently sold in a private offering of the Company’s securities to accredited investors.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act of 2002, may make it difficult for the Company to retain or attract qualified officers and directors, which could adversely affect the management of its business and its ability to obtain or retain listing of its Common Stock.

The Company may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of new rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. The Company may have difficulty attracting and retaining directors with the requisite qualifications. If the Company is unable to attract and retain qualified officers and directors, the management of its business and its ability to obtain or retain listing of our shares of Common Stock on any stock exchange (assuming the Company elects to seek and are successful in obtaining such listing) could be adversely affected.

The Company is a holding company that depends on cash flow from its wholly-owned subsidiary, to meet its obligations.

The Company is a holding company with no material assets other than the stock of its wholly-owned subsidiaries. Accordingly, all of its operations will be conducted by KnowFat, its wholly-owned subsidiary (and the wholly-owned subsidiaries of KnowFat). The Company currently expects that the earnings and cash flow of its subsidiary will primarily be retained and used by it in its operations, including servicing any debt obligations it may have now or in the future. Accordingly, although the Company does not anticipate paying any dividends in the foreseeable future, its subsidiary may not be able to generate sufficient cash flow to distribute funds to the Company in order to allow the Company to pay future dividends on, or make any distributions with respect to, our Common Stock.

We have reported a material weakness in our internal control over financial reporting as of December 30, 2007. If we fail to maintain an effective system of internal controls, including internal controls over financial reporting, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in the Company’s financial reporting and this may decrease the trading price of its stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with this Annual Report on Form 10-KSB, we are required to furnish a report by management on our internal controls over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 30, 2007 resulted in a determination that the Company had a material weakness related to its control environment because it did not have sufficient personnel or time to complete the assessment of its internal controls following the merger on December 18, 2007.

The Company must maintain effective internal controls to provide reliable financial reports on a timely basis and detect fraud. The Company has been assessing its internal controls to identify areas that need improvement. It is in the process of implementing changes to internal controls, but has not yet completed implementing these changes. Failure to implement these changes to the Company’s internal controls or any others that it identifies as necessary to maintain an effective system of internal controls could harm its operating results and cause investors to lose confidence in the Company’s reported financial information. Any such loss of confidence would have a negative effect on the trading price of the Company’s stock.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002.

In addition to the report by management on our internal control over financial reporting described above, for our fiscal year ending December 28, 2008 and thereafter, such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal control. If our auditors are unable to attest that our management’s report is fairly stated (or they are unable to express an opinion on the effectiveness of our internal control when such attestation is required), we could lose investor confidence in the accuracy and completeness of our financial reports which could have a material adverse effect on our stock price.

While we intend to expend resources to prepare the documentation required by Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), and to perform the required testing procedures, there is a risk that we will not comply with all of the requirements imposed by Section 404. Accordingly, there can be no assurance that the Company’s independent registered public accounting firm will be able to issue the attestation required by Section 404. In the event we identify significant deficiencies or material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive an attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.

Risks Related to Our Securities

There is not now, and there may not ever be, an active market for the Company’s Common Stock.

There currently is a limited public market for the Company’s Common Stock. Further, although the Common Stock is currently quoted on the OTC Bulletin Board, trading of its Common Stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the Common Stock. There can be no assurance that following the Merger, a more active market for the Common Stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of the Common Stock, and would likely have a material adverse effect on the market price of the Common Stock and on the Company’s ability to raise additional capital.

The Company cannot assure you that the Common Stock will become liquid or that it will be listed on a securities exchange.

Until the Common Stock is listed on an exchange, the Company expects its Common Stock to remain eligible for quotation on the OTC Bulletin Board, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the Common Stock. In addition, if the Company fails to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell the Company’s securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the Common Stock, which may further affect the liquidity of the Common Stock. This would also make it more difficult for the Company to raise additional capital in the future.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of the Common Stock which may affect the trading price of the Common Stock.

The Common Stock is currently quoted on the OTC Bulletin Board, and trades below $5.00 per share; therefore, the Common Stock is considered a “penny stock” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the Common Stock and reducing the liquidity of an investment in the Common Stock.

The price of the Common Stock may become volatile, which could lead to losses by investors and costly securities litigation.

The trading price of the Common Stock is likely to be highly volatile and could fluctuate in response to factors such as:

•	actual or anticipated variations in the Company’s operating results;

•	announcements of developments by the Company or its competitors;

•	announcements by the Company or its competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;

•	adoption of new accounting standards affecting the Company’s industry;

•	additions or departures of key personnel;

•	introduction of new products by the Company or its competitors;

•	sales of the Company’s Common Stock or other securities in the open market; and

•	other events or factors, many of which are beyond the Company’s control.

The stock market is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against the Company, whether or not successful, could result in substantial costs and diversion of its management’s attention and resources, which could harm the Company’s business and financial condition.

The Company does not anticipate dividends to be paid on the Common Stock, and investors may lose the entire amount of their investment.

Cash dividends have never been declared or paid on the Common Stock, and the Company does not anticipate such a declaration or payment for the foreseeable future. The Company expects to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. The Company cannot assure stockholders of a positive return on their investment when they sell their shares, nor can it assure that stockholders will not lose the entire amount of their investment.

Securities analysts may not initiate coverage or continue to cover the Common Stock, and this may have a negative impact on its market price.

The trading market for the Common Stock will depend on the research and reports that securities analysts publish about the Company’s business and the Company. The Company does not have any control over these analysts. There is no guarantee that securities analysts will cover the Common Stock. If securities analysts do not cover the Common Stock, the lack of research coverage may adversely affect its market price. If the Company is covered by securities analysts, and its stock is the subject of an unfavorable report, its stock price would likely decline. If one or more of these analysts ceases to cover the Company or fails to publish regular reports on the Company, it could lose visibility in the financial markets, which could cause the Company’s stock price or trading volume to decline. In addition, because KnowFat became public through a “reverse triangular merger,” the Company may have further difficulty attracting the coverage of securities analysts.

You may experience dilution of your ownership interests because of the future issuance of additional shares of the Common Stock.

In the future, the Company may issue its authorized but previously unissued equity securities, resulting in the dilution of the ownership interests of its present stockholders and the purchasers of Common Stock purchased in the Offering. The Company is currently authorized to issue an aggregate of 310,000,000 shares of capital stock, consisting of 300,000,000 shares of Common Stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by its Board of Directors. As of December 30, 2007, there were 29,241,158 shares of Common Stock outstanding and 10,101,106 shares subject to outstanding options and warrants. The Company may also issue additional shares of its Common Stock or other securities that are convertible into or exercisable for Common Stock in connection with hiring or retaining employees, future acquisitions, future sales of its securities for capital raising purposes, or for other business purposes. The future issuance of any such additional shares of Common Stock may create downward pressure on the trading price of the Common Stock. There can be no assurance that the Company will not be required to issue additional shares, warrants or other convertible securities in the future in conjunction with any capital raising efforts, including at a price (or exercise prices) below the price at which shares of the Common Stock is currently traded on the OTC Bulletin Board.

Investors may not be able to sell shares in the amounts or at the times they might otherwise wish to do so if the SEC does not declare a registration statement relating to our recent securities offering effective.

In connection with the recent sale of $10,941,000 of Units (defined below) in a private offering (the Offering) to accredited investors, the Company and the investors entered into a Registration Rights Agreement at the time of the closing. Under the Registration Rights Agreement, the Company is obligated to file a registration statement within 90 days of the date of the final closing of the Offering, to become effective in an additional 90 days from the filing date, registering for resale all shares of Common Stock issued in the Offering. The Company is obligated to pay monetary penalties equal to one and one-quarter percent (1.25%) of the gross proceeds of the Offering for each full month that (i) the Company is late in filing the registration statement or (ii) the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross proceeds of the Offering. Although the Company believes that it and its advisors will be able to take all steps necessary to permit the SEC to declare the registration statement effective, it is possible that the SEC may, by application of policies or procedures, delay the effectiveness of the registration statement or make it impractical for the Company to respond to the SEC in a manner which permits it to declare the registration statement effective.

When the Registration Statement becomes effective, there will be a significant number of shares of Common Stock eligible for sale, which could depress the market price of such shares.

Following the effective date of the registration statement required to be filed by the Registration Rights Agreement, a large number of shares of Common Stock will be available for sale in the public market, which could harm the market price of the stock. Further, shares may be offered from time to time in the open market pursuant to Rule 144, and these sales may have a depressive effect as well. In general, a person who has held restricted shares for a period of one year may, upon filing a notification with the SEC on Form 144, sell Common Stock into the market in an amount equal to the greater of one percent of the outstanding shares or the average weekly trading volume during the last four weeks prior to such sale.

Item 2.	Description of Property.

Our corporate headquarters, consisting of approximately 3,278 square feet, are located in Newton, Massachusetts. We occupy our headquarters under a lease that expires in 2013, with an option to extend the lease for an additional seven years. We lease each of our restaurant facilities. Our leases expire on various dates through December 2016. The leases require us to pay our share of the operating expenses of the leased properties, including taxes, utilities and insurance.

At December 30, 2007, future minimum payments under non-cancelable leases are as follows:

Year ending December 31,

2008	$727,000
2009	632,000
2010	602,000
2011	616,000
2012	633,000
Thereafter	1,270,000

$4,480,000

Item 3.	Legal Proceedings.

In November 2007, the Company received a letter from counsel to a former franchisee regarding potential claims against the Company and certain of its officers and directors. The letter also states a desire for the parties to reach a mutually-satisfactory negotiated resolution to the dispute. A draft demand for arbitration, which has not been filed, was included with the letter and claims that the Company and certain of its officers and directors made false and misleading statements (and material omissions of facts) in connection with the sale of the franchise in violation of the Minnesota Franchise Act. The draft demand seeks damages in the approximate amount of $2,000,000. The Company believes that it complied with all applicable franchise rules and regulations in its dealings with the former franchisee and intends to vigorously defend any claims that may be brought.

KFLG Watertown, Inc. (KFLG), a wholly-owned subsidiary of the Company, received a Default Letter (the Default Letter) on April 2, 2008, from BAA Boston, Inc. (BAAB) claiming certain defaults under KFLG’s Sublease Agreement with BAAB for retail premises (the Premises) at Logan International Airport in Boston, Massachusetts (the Sublease Agreement). The Default Letter claims that KFLG is in default of its obligations under the Sublease Agreement due to, among other things, KFLG’s failure to timely make certain subtenant improvements. The Default Letter demands that KFLG pay $104,000 in liquidated damages to BAAB and pay legal fees and expenses of BAAB in the amount of $28,822. This matter is only in the claim stage and no legal proceeding has been commenced. The Company believes it made the subtenant improvements on a timely basis and has denied BAAB’s allegations that it is in default of the Sublease Agreement. The Company has been in contact with representatives of BAAB to try and resolve this matter. In the event the Company is unable to resolve this matter, BAAB has indicated it will seek to enforce any and all of its rights and remedies available under the Sublease Agreement including the possible termination of the Sublease.

In connection with the build-out of the Premises at Logan International Airport, demands have been made, legal proceedings have been commenced and liens have been filed against the Company’s subsidiaries and their properties by certain subcontractors that performed work on the Premises in connection with payments for services allegedly past due. The general contractor on the project is responsible for the amounts claimed by the subcontractors. The Company has paid the general contractor and intends to assert claims against the general contractor for, among other things, the amounts claimed by the subcontractors.

The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information

The Common Stock is currently available for trading in the over-the-counter market and is quoted on the OTC Bulletin Board under the symbol “UFFC.OB”. The following table sets forth, the quoted high and low closing bid quotations for our common stock since trading began in September 2007, as reported by NASDAQ in the Info Quotes section of its web site located at www.nasdaq.com. The bid prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and may not represent actual transactions.

Period	High Bid	Low Bid
September 2007	$1.27	$0.41
October 2007	$1.87	$0.52
November 2007	$1.55	$0.98
December 2007	$1.51	$1.02

Holders

We have approximately 400 record holders of our Common Stock as of March 31, 2008.

Dividends

The Company has never declared or paid dividends. We do not intend to pay cash dividends on our Common Stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends, if any, on the Common Stock will rest solely within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors. The loan agreement with our senior lender prohibits the payment of cash dividends.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding securities authorized for issuance under equity compensation plans is presented in Note 11, Stock-Based Compensation, of the Notes to our 2007 Consolidated Financial Statements included elsewhere in this Annual Report.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities.

Information regarding recent sales of unregistered securities has been included in the Current Report on Form 8-K filed on December 26, 2007, which is incorporated herein by reference.

Item 6.	Management’s Discussion and Analysis of Plan of Operations.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

Overview

We were incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, we were a development stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. As Axxent Media Corp., our business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, we changed our name to UFood Franchise Company, and on September 25, 2007, we changed our name to UFood Restaurant Group, Inc. (UFood or the Company).

On December 18, 2007, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. with KnowFat surviving the Merger as our wholly-owned subsidiary. Following the Merger, we continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. KnowFat was founded in 2004 to capitalize on the popularity of a chain of fast-casual concept restaurants operating under the tradename “Lo Fat Know Fat” in the greater Boston area, as well as the growing trend in the United States towards healthier living and eating. After operating for three years as KnowFat! Lifestyle Grille, while continuously modifying and improving the concept, management arrived at the conclusion that the KnowFat! name sent the wrong marketing message and alienated some people within the mainstream customer set. As a result, we have decided that future locations will operate under the name UFood Grill. Management believes that the new brand will embrace the mainstream customer better and help extend the concept into a nation-wide chain.

As of December 30, 2007, our operations consisted of five company-operated restaurants and three franchise-operated locations in Boston, Naples and Sacramento. One of our company-operated restaurants and two of our franchise-operated locations operate under the name UFood Grill. The conversion of the remaining five KnowFat! Lifestyle Grills is expected to take place over the next several months. As of April 8, 2008, we had sold seven Master Area Development Agreements and 94 franchise licenses throughout the United States.

We view ourselves primarily as a franchisor and continually review our restaurant ownership mix (that is our mix among Company-owned, franchised, and joint venture) to deliver a great customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. In our company-owned stores, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce system-wide only those that we believe are most beneficial.

We include in this discussion information on Company, franchisee, and/or system-wide comparable sales and average weekly sales. System-wide sales are a non-GAAP financial measure that includes sales at all Company-owned and franchise-operated stores, as reported by franchisees. Management uses system-wide sales information internally in connection with store development decisions, planning and budgeting analysis. Management believes it is useful in assessing customer acceptance of our brand and facilitating an understanding of financial performance as our franchisees pay royalties and contribute to marketing funds based on a percentage of their sales.

We derive revenues from three sources: (i) store sales include sales of hot and cold prepared food in a high-quality, fast casual dining environment as well as sales of health and nutrition related products; (ii) franchise royalties and fees represent amounts earned under franchise and area development agreements; and (iii) other revenues derived primarily from the sale of marketing materials to franchisees. Store operating expenses include the cost of goods, food and paper products sold in company-owned stores as well as labor and other operating costs incurred to operate Company-owned stores. General and administrative expenses, advertising, marketing and promotion expenses and depreciation expense relate to all three revenue sources.

Critical Accounting Policies & Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the years ended December 30, 2007 and December 31, 2006 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.

Revenue Recognition

We follow the accounting guidance of SFAS No. 45, Accounting for Franchise Fee Income. Franchisee deposits represent advances on initial franchise fees prior to the opening of the franchisee location. We recognize initial franchise fee revenue when all material services we are required to perform and all material conditions we are required to satisfy have been substantially completed, which is generally the opening of the franchised location. We defer direct costs related to franchise sales until the related revenue is recognized; however, the deferred costs shall not exceed anticipated revenue less estimated additional related costs. Such costs include training, facilities design, menu planning and marketing. Franchise royalty revenues are recognized in the same period the relevant franchisee sales occur.

We record revenue for Company-owned store sales upon delivery of the related food and other products to the customer.

Valuation of Goodwill

We account for goodwill and other intangible assets under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable.

Rent Expense

We recognize rent expense on a straight-line basis over the reasonably assured lease term as defined in SFAS No. 98, Accounting for Leases. The reasonably assured lease term on most of our leases is the initial non-cancelable lease term, which generally equates to between five and ten years. In addition, certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments that commence on a date other than the date of initial occupancy. We include any rent escalations and rent holidays in its determination of straight-line rent expense. Consequently, rent expense for new locations is charged to expense beginning with the consummation date of the lease.

Stock-Based Compensation

We have adopted the provisions of SFAS No. 123R, Share-based Payment, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123R, shared-based compensation is measured at the grant date, based upon the fair value of the award, and is recognized as an expense over the employee’s requisite service period (generally the vesting period of the equity grant).

We use the prospective approach as required by SFAS No. 123R and accordingly, compensation costs for periods prior to adoption were not restated. Under this approach, compensation cost is recognized for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS No. 123R. Financial statement amounts for prior periods have not been revised to reflect the fair value method of expensing share-based compensation. As a result of adopting SFAS No. 123R, our net income for the years ended December 30, 2007 and December 31, 2006 was lower by $249,292 and $23,464, respectively, than if we had continued to account for stock-based compensation under the previous method.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Year Ended
	December 30, 2007	December 31, 2006
Revenues:
Store sales	92.6%	88.7%
Franchise royalties and fees	6.7	8.7
Other revenue	0.7	2.6
	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Cost of goods sold, food and paper products	44.3%	44.9%
Labor	30.9	31.9
Occupancy	9.0	9.4
Other store operating expenses	17.5	17.2
General and administrative expenses	71.8	96.3
Advertising, marketing and promotion expenses	13.7	14.9
Depreciation and amortization	8.8	6.0
Loss on disposal of assets	13.6	—
Total costs and expenses	202.1	208.9

Operating loss	(102.1)	(108.9)

Other income (expense):
Interest income	0.3	1.3
Interest expense	(7.9)	(4.0)
Other expense, net	(1.5)	(0.2)
Other income (expense), net	(9.1)	(2.9)

Loss before income taxes	(111.2)	(111.8)
Income taxes	—	—
Net loss	(111.2)%	(111.8)%

(1)     As a percentage of store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Year Ended
	December 30, 2007	December 31 2006
Company-owned locations:
Locations at the beginning of the year	5	3
Locations opened	1	1
Locations closed	(1)	—
Locations sold	(1)	—
Locations transferred	—	1
Locations at the end of the year	4	5

Franchise-operated locations:
Locations at the beginning of the year	4	1
Locations opened	2	4
Locations closed	(2)	—
Locations sold	—	—
Locations transferred	—	(1)
Locations at the end of the year	4	4

System-wide locations
Locations at the beginning of the year	9	4
Locations opened	3	5
Locations closed	(3)
Locations sold	(1)
Locations transferred	—	—
Locations at the end of the year	8	9

Fiscal Year Ended December 30, 2007 Compared to Fiscal Year Ended December 31, 2006

General

For the year ended December 30, 2007, our comparable store sales for Company owned stores decreased 2.7%. System-wide comparable store sales decreased by the same percentage because there was no franchise store data to compare since all franchise-operated stores had been open less than a year. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Franchise-operated stores which we acquire are included in comparable store sales once they have been open for the entire period of comparison. Comparable store sales exclude closed locations.

Average weekly sales for Company-owned stores increased $2,439, or 12.7%, to $21,582 for the year ended December 30, 2007 from $19,143 for the year ended December 31, 2006. The increase in average weekly sales for Company-owned stores was primarily due to the opening of one new Company-owned store and the acquisition of one franchise-operated store during the fourth quarter of 2006 and one new Company-owned store that opened in December 2007.

Average weekly sales for franchise-operated stores decreased $4,574, or 24.3%, to $14,284 for the year ended December 30, 2007 from $18,858 for the year ended December 31, 2006. The decrease in average weekly sales for franchise-operated stores was primarily due to a change in the status of one store from a franchise-operated store to a Company-owned store during the fourth quarter of 2006.

System-wide, average weekly sales decreased $1,265, or 6.7%, to $17,756 for the year ended December 30, 2007 from $19,022 for the year ended December 31, 2006.

Results of Operations

Revenues

Our total revenues for the year ended December 30, 2007 increased $1,213,189, or 32.9%, to $4,904,883 from $3,691,694 for the year ended December 31, 2006. The growth in total revenues for the year ended December 30, 2007, as compared to the prior year was primarily due to the addition of one new Company-owned store opened during the fourth quarter of 2006 and a change in the status of one store from a franchise-operated store to a Company-owned store during the fourth quarter of 2006 partially offset by a decrease in sales at a Company-owned store that was closed in April 2007.

The system-wide average weekly sales per store and the related number of operating weeks for the year ended December 30, 2007 and December 31, 2006 were as follows:

	Year Ended		Percentage Change
	Dec. 30, 2007	Dec. 31, 2006
System-wide average weekly sales	$17,756	$19,022	(6.7)%
System-wide number of operating weeks	433	298	45.3%

Average weekly sales is calculated by dividing total net sales by operating weeks. Accordingly, the year over year change reflects sales for all locations, whereas comparable store sales exclude closed locations and are based on sales for locations that have been in operation and owned throughout the period of comparison.

Sales at Company-owned stores for the year ended December 30, 2007 increased by $1,270,091, or 38.8%, to $4,543,194 from $3,273,103 for the year ended December 31, 2006. As a percentage of total revenues, sales at Company-owned stores increased to 92.6% of total revenues for the year ended December 30, 2007 from 88.7% for the year ended December 31, 2006. The increase in sales at Company-owned stores for the year ended December 30, 2007 was primarily due to the opening of one new store and the acquisition of a franchise-operated store during the fourth quarter of 2006 partially offset by a decrease in sales of a Company-owned store closed in April 2007 and a Company-owned store sold in September 2007. Average weekly sales for Company-owned stores and the related number of operating weeks for the years ended December 30, 2007 and December 31, 2006 were as follows:

	Year Ended		Percentage Change
	Dec. 30, 2007	Dec. 31, 2006
Company-owned stores average weekly sales	$21,582	$19,143	12.7%
Company-owned stores number of operating weeks	206	171	20.5%

During the year ended December 30, 2007, franchise royalties and fees increased $7,168, or 2.2% to $326,733 from $319,565 for the year ended December 31, 2006. The increase in franchise royalties and fees in 2007 was primarily due to an increase in royalties earned on sales at three franchise-operated locations that opened after December 31, 2006, higher sales at the three franchise-operated locations open at December 31, 2006 and higher advertising fund contributions partially offset by a decrease in franchise fees.

During the year ended December 30, 2007, franchise royalties increased $31,087, or 28.0%, to $142,233 from $111,146 for the year ended December 31, 2006. Franchise fees for the year ended December 30, 2007 decreased by $70,000, or 50.0%, to $70,000 from $140,000 for the year ended December 31, 2006. Contributions to the advertising fund increased by $46,081, or 67.4%, to $114,500 for the year ended December 30, 2007 from $68,419for the year ended December 31, 2006.

Average weekly sales for franchise-operated stores and the related number of operating weeks for the year ended December 30, 2007 and December 31, 2006 were as follows:

	Year Ended		Percentage Change
	Dec. 30, 2007	Dec. 31, 2006
Franchise-operated stores average weekly sales	$14,284	$18,858	(24.3)%
Franchise-operated stores number of operating weeks	227	127	78.7%

At December 30, 2007, four franchise-operated stores were open and operating and commitments to open an additional 64 franchise-operated locations had been received. We expect the 64 additional franchise-operated locations to open according to the timetable set forth in agreements we have with various area developers, with the majority of the locations opening in the next four or five years. Our standard franchise agreement requires a franchisee to develop a specified number of stores on or before specific dates. If a franchisee or area developer fails to develop stores on schedule, we have the right to terminate the franchise agreement and develop company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers and franchisees of the terms of their franchise agreements including the failure to open locations on time and non-compliance with our operating and brand requirements and other covenants under the franchise agreement.

Costs and Expenses

Cost of goods sold, food and paper products for the year ended December 30, 2007 increased by $541,545, or 36.8%, to $2,011,229 from $1,469,684 for the year ended December 31, 2006. The increase in cost of goods sold, food and paper products was primarily due to an increase in the number of weeks that Company-owned stores operated in 2007 compared with 2006. As a percentage of store sales, cost of goods sold, food and paper products decreased to 44.3% of store sales for the year ended December 30, 2007 from 44.9% of store sales for the year ended December 31, 2006. The decrease in cost of goods sold, food and paper products as a percentage of store sales was primarily due to operational improvements such as portion control, loss prevention and reduced waste partially offset by higher meat prices.

Labor expense for the year ended December 30, 2007 increased by $362,348, or 34.7%, to $1,405,662 from $1,043,314 for the year ended December 31, 2006. The increase in labor expense was primarily attributable to costs of new employees hired in connection with the opening of new Company-owned store locations and the increase in the number of weeks that Company-owned stores operated in 2007 compared with 2006. As a percentage of store sales, labor expense decreased to 30.9% of store sales for the year ended December 30, 2007 from 31.9% of store sales for the year ended December 31, 2006. The decrease in labor expense as a percentage of store sales for the year ended December 30, 2007 was primarily due to increased labor efficiencies resulting from changes in our kitchen layout.

Occupancy costs for the year ended December 30, 2007 increased by $100,904, or 32.6%, to $410,061 from $309,157 for the year ended December 31, 2006. The increase in occupancy costs was primarily attributable to new Company-owned stores and the increase in the number of weeks that Company-owned stores operated in 2007 compared with 2006. As a percentage of store sales, occupancy costs decreased to 9.0% of store sales for the year ended December 30, 2007 from 9.4% of store sales for the year ended December 31, 2006. The decrease in occupancy costs as a percentage of store sales was primarily due to the decrease in occupancy costs and increase in store sales.

Other store operating expenses for the year ended December 30, 2007 increased by $235,454, or 41.9%, to $796,804 from $561,350 for the year ended December 31, 2006. The increase in other store operating expenses was primarily due to the increase in the number of weeks that Company-owned stores operated in 2007 compared with 2006. As a percentage of store sales, other store operating expenses increased slightly to 17.5% of store sales during the year ended December 30, 2007 from 17.2% of store sales during the year ended December 31, 2006.

General and administrative expenses for the year ended December 30, 2007 decreased by $35,582, or 1.0%, to $3,520,392 from $3,555,974 for the year ended December 31, 2006. The decrease in general and administrative expenses for the year ended December 30, 2007 compared to the same period in the prior year is primarily due to reduced headcount and reduced professional fees offset by higher stock-based compensation expense. General and administrative expenses include $249,292 of stock-based compensation expense in 2007 compared with $23,462 of stock-based compensation expense in 2006. As a percentage of total revenues, general and administrative expenses decreased to 71.8% of total revenues for the year ended December 30, 2007 from 96.3% of total revenues for the year ended December 31, 2006. The decrease in general and administrative expenses as a percentage of revenues for the year ended December 30, 2007 compared to the same period in the prior year is primarily due reduced headcount, lower professional fees and tighter expense control.

Advertising, marketing and promotion expenses for the year ended December 30, 2007 increased by $123,110, or 22.5%, to $671,440 from $548,330 for the year ended December 31, 2006. The increase in advertising, marketing and promotion expenses was primarily due to promotion expense related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007, partially offset by improved expense control. As a percentage of total revenues, advertising, marketing and promotion expenses decreased to 13.7% of total revenues in 2007 from 14.9% of total revenues in 2006.

Pursuant to the terms of the GFV Services Agreement, we agreed to (i) issue 1,371,157 shares of Common Stock to GFV (ii) issue an additional 152,351 shares of Common Stock to GFV promptly following the sale of the 600th franchise, provided the sale of such franchise has occurred by December 31, 2009, and (iii) pay GFV a royalty equal to 0.2% of aggregate net sales, in exchange for the performance of certain services by George Foreman and a limited license to use Mr. Foreman’s name and likeness in connection with the promotion of restaurants operated by us and our franchisees. One half of the 1,371,157 shares issued to GFV, or 685,578 shares, vested on June 12, 2007. The remainder will vest over four years. In the event there is a change of control as defined in the GFV Services Agreement, GFV may return 50% of the shares of common stock received in exchange for a prospective increase in the royalty rate to 0.5%. During year ended December 30, 2007 we recorded $424,000 of promotion expense representing the fair value of the vested shares.

Depreciation and amortization expense for the year ended December 30, 2007 increased by $206,842, or 92.9%, to $429,586 from $222,744 for the year ended December 31, 2006. Depreciation and amortization expense increased due to new Company-owned store locations and new equipment installed in previously existing Company-owned store locations. As a percentage of total revenues, depreciation and amortization expense increased to 8.8% of total revenues for the year ended December 30, 2007 from 6.0% of total revenues for the year ended December 31, 2006.

The loss on disposal of assets for the year ended December 30, 2007, represents the costs associated with the closing of one Company-owned store and the sale of one Company-owned store. The costs associated with the disposition of the two stores were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and are comprised of $232,073 representing the liability for the remaining lease obligation, $428,191 for the write-off of goodwill and $6,574 representing a loss incurred on the disposition of inventory, plant and equipment.

Net interest expense for the year ended December 30, 2007 increased by $271,263, or 277.2%, to $369,130, from $97,867 for the year ended December 31, 2006. As a percentage of total revenues, net interest expense increased to 7.6% of total revenues for the year ended December 30, 2007 from 2.7% of total revenues for the year ended December 31, 2006. The increase in net interest expense was primarily due to higher debt levels during the year ended December 30, 2007 compared to the year ended December 31, 2006 and higher interest rates. The higher debt levels in 2007 were attributable to debt incurred in connection with the acquisition of two store locations during the fourth quarter of 2006 and $3,000,000 principal amount of promissory notes sold during 2007.

Our net loss for the year ended December 30, 2007 increased by $1,325,801, or 32.1%, to $5,451,414, from $4,125,613 for the year ended December 31, 2006. Our net loss increased primarily due to the increase in store operating expenses, higher promotion expenses resulting from the GFV Services Agreement, higher stock-based compensation expense, higher depreciation and amortization expenses, the loss recognized in connection with the disposition of two Company-owned store locations and higher net interest expense. As a percentage of total revenues, our net loss decreased to 111.2% of total revenues for the year ended December 30, 2007 from 111.8% of total revenues for the year ended December 31, 2006.

Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at December 30, 2007 were $4,435,813 compared to $1,840,090 at December 31, 2006. Cash is primarily used to fund (i) capital expenditures for new and remodeled company-owned stores, (ii) acquisitions of franchise-operated stores, (iii) working capital requirements and (iv) net operating losses.

In December 2007, the Company consummated a private offering to accredited investors of up to 8,000,000 Units of its securities at a price of $1.00 per Unit. Each Unit consists of one share of Common Stock and a warrant to purchase one-half, or 50%, of a share of Common Stock. The investors in the offering collectively purchased 6,160,000 Units in December 2007 for total cash consideration of $6,160,000, before expenses of $1,345,840, and 4,781,000 Units in the first quarter of fiscal 2008 for total cash consideration of $4,781,000, before estimated expenses of $600,000. Under the terms of the private offering, the Company was required to deposit $1,000,000 of the proceeds received in an escrow account. The amount placed in escrow can only be used to pay qualified public relations and investor relations expenses.

At December 30, 2007, we had working capital of $1,165,395 compared to a working capital deficit of $1,214,657 at December 31, 2006. The increase in working capital was primarily due to an increase in cash and cash equivalents. The increase in cash and cash equivalents was primarily due to the net cash proceeds received from the sale of 6,160,000 Units in the private offering.

We used $3,134,984 of cash to fund our operating activities in 2007 compared with $3,539,743 of cash used to fund our operating activities in 2006, representing an improvement of $404,759.

During 2007, we spent $842,447 of cash for investing activities compared with $1,066,807 spent on investing activities in 2006. The improvement in net cash used in investing activities was primarily due to $150,000 of cash proceeds we received from the sale of a Company-operated store in 2007. During 2007, we spent $992,447 for the acquisition of property and equipment compared with $1,065,119 spent on the acquisition of property and equipment in 2006. In 2007 and 2006 we opened one Company-operated store.

Net cash provided by financing activities increased by $819,232 to $5,489,542 in 2007 from $4,670,310 in 2006. The increase was primarily due to an increase in net cash proceeds received from the sale of debt and equity securities partially offset by an increase in restricted cash. In 2007, the Company received net cash proceeds of $7,351,320 from the sale of debt and equity securities comprised of $4,814,160 received from the sale of 6,160,000 Units and $2,537,160 received from the sale of $3,000,000 principal amount of promissory notes. Approximately $1,000,000 of the proceeds received from the sale of Units was deposited in an escrow account. The amount placed in escrow may be used by the Company but only for the payment of qualified public relations and investor relations expenses. In 2006, the Company received net cash proceeds of $3,519,466 from the sale of debt and equity securities comprised of $3,069,466 received from the sale of 719,440 shares of Series C Preferred Stock and $450,000 received from debt incurred in connection with the acquisition of a franchise-operated restaurant. In 2006, approximately $1,400,000 of cash which had been restricted became unrestricted.

Historically we have funded our operations, working capital requirements, acquisitions and capital expenditures with cash flow generated by operations and proceeds from the issuance of debt and equity securities. We believe that cash flow from operations and proceeds from the issuance of debt and equity securities will be sufficient to fund our operations and capital expenditures for the next twelve months.

Contractual Obligations and Other Commitments

In addition to our capital expenditures requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations primarily consist of non-cancelable operating leases for our stores, and administrative offices. Lease terms for our stores and administrative offices are generally for seven to ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some store leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amount. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.

The Company’s operating lease obligations at December 30, 2007 and the effect they are expected to have on our liquidity and cash flows in future periods are as follows:

	Total	Less Than 1 Year	1 Year to 3 Years	4 Years to 5 Years	More than 5 Years

Operating leases	$4,480,000	$727,000	$1,234,000	$1,249,000	$1,270,000

Our capital requirements, including development costs related to the opening or acquisition of additional stores and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We have incurred significant operating losses since inception and expect to incur a significant operating loss in 2008.

Impact of Inflation

In the past, we have been able to recover inflationary cost and commodity price increases through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our net income have not been materially adverse.

Many of our employees are paid hourly rates related to federal and state minimum wage laws. Although we have and will continue to attempt to pass along any increased labor costs through food price increases, there can be no assurance that all such increased labor costs can be reflected in our prices or that increased prices will be absorbed by consumers without diminishing to some degree consumer spending at our stores. However, we have not experienced to date a significant reduction in store profit margins as a result of changes in such laws, and management does not anticipate any related future significant reductions in gross profit margins.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effect for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 28, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. The Company is still assessing the impact of this standard on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply restrospectively. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110. SAB No. 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB No. 110 is not expected to have a significant impact on our consolidated financial statements.

Item 7.	Financial Statements.

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm	37

Consolidated Balance Sheets as of December 30, 2007 and December 31, 2006	38 - 39

Consolidated Statements of Operations for the Fiscal Years Ended December 30, 2007 and December 31, 2006	40

Consolidated Statements of Stockholders’ Equity (Deficit) for the Fiscal Years Ended December 30, 2007 and December 31, 2006	41

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 30, 2007 and December 31, 2006	42

Notes to Consolidated Financial Statements	43 - 64

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM

To the Shareholders of UFood Restaurant Group, Inc:

We have audited the accompanying consolidated balance sheets of UFood Restaurant Group, Inc and Subsidiary (the Company) as of December 30, 2007 and December 31, 2006, and the related consolidated statements of operations, changes in stockholders’ equity (deficit) and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion of the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFood Restaurant Group, Inc and Subsidiary as of December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Carlin, Charron & Rosen, LLP

Westborough, Massachusetts
April 14, 2008

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 30, 2007 and December 31, 2006

Assets

	2007	2006

Current assets:
Cash and cash equivalents	$3,352,201	$1,840,090
Restricted cash	1,083,612	—
Accounts receivable	93,534	30,068
Inventories	193,359	244,766
Prepaid expenses and other current assets	40,283	57,877
	4,762,989	2,172,801

Property and equipment:
Equipment	874,853	878,763
Furniture and fixtures	156,207	189,833
Leasehold improvements	2,301,571	1,552,763
Website development costs	80,736	27,050
	3,413,367	2,648,409
Accumulated depreciation and amortization	699,305	388,645
	2,714,062	2,259,764

Other assets:
Goodwill	977,135	1,405,325
Other	129,360	229,632
	1,106,495	1,634,957

Total assets	$8,583,546	$6,067,522

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
December 30, 2007 and December 31, 2006

Liabilities and Stockholders’ (Deficit)

	2007	2006

Current liabilities:
Current portion of long-term debt	$1,874,993	$2,045,722
Current portion of capital lease obligations	51,582	57,608
Accounts payable	727,293	565,800
Franchisee deposits	504,500	647,500
Accrued expenses and other current liabilities	439,226	70,828
	3,597,594	3,387,458

Long-term liabilities:
Long-term debt	730,691	1,212,340
Capital lease obligations	83,005	106,631
Other noncurrent liabilities	152,158	—
	965,854	1,318,971

Series C convertible preferred stock, $0.001 par value, -0- and 719,440 shares issued and outstanding	—	3,070,812

Total liabilities	4,563,448	7,777,241

Commitments and contingencies	—	—

Stockholders’ equity (deficit):
Convertible preferred stock, $0.001 par value, 10,000,000 shares authorized
Series B convertible preferred stock, -0- and 1,407,416 shares issued and outstanding	—	431,187
Series A convertible preferred stock, -0- and 1,576,040 shares issued and outstanding	—	525,439
Common stock, $0.001 par value, 300,000,000 shares authorized, 29,241,158 and 4,208,745 shares issued and outstanding	29,241	4,209
Additional paid-in capital	18,833,096	6,720,271
Accumulated deficit	(14,842,239)	(9,390,825)
	4,020,098	(1,709,719)

Total liabilities and stockholders’ equity (deficit)	$8,583,546	$6,067,522

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Operations
For the Fiscal Year Ended December 30, 2007 and December 31, 2006

	2007	2006
Revenues:
Store sales	$4,543,194	$3,273,103
Franchise royalties and fees	326,733	319,565
Other revenue	34,956	99,026
	4,904,883	3,691,694

Costs and expenses:
Store operating expenses:
Cost of goods sold, food and paper products	2,011,229	1,469,684
Labor	1,405,662	1,043,314
Occupancy	410,061	309,157
Other store operating expenses	796,804	561,350
General and administrative expenses	3,520,392	3,555,974
Advertising, marketing and promotion expenses	671,440	548,330
Depreciation and amortization	429,586	222,744
Loss on disposal of assets	666,838	—
Total costs and expenses	9,912,012	7,710,553

Operating loss	(5,007,129)	(4,018,859)

Other income (expense):
Interest income	18,627	49,120
Interest expense	(387,757)	(146,987)
Other expense	(75,155)	(8,887)
Other income (expense), net	(444,285)	(106,754)

Loss before income taxes	(5,451,414)	(4,125,613)
Income taxes	—	—

Net loss	$(5,451,414)	$(4,125,613)

Basic and diluted earnings (loss) per share	$(0.68)	$(0.60)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC.
and SUBSIDIARY

Consolidated Statements of Changes in Stockholders' Equity (Deficit)
For the Year Ended December 30, 2007 and December 31, 2006

	Series B Convertible		Series A Convertible		Common Stock		Additional Paid-in	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total

Balances, January 1, 2006	1,407,416	$62,511	1,576,040	$289,127	4,208,745	$4,209	$7,278,910	$(5,265,212)	$2,369,545

Dividends accrued on mandatory redeemable preferred stock	-	-	-	-	-	-	(1,346)	-	(1,346)

Warrants exchanged for debt gaurantee	-	-	-	-	-	-	24,231	-	24,231

Accrued preferred stock dividends	-	368,676	-	236,312	-	-	(604,988)	-	-

Stock-based compensation	-	-	-	-	-	-	23,464	-	23,464

Net loss for year ended December 31, 2006	-	-	-	-	-	-	-	(4,125,613)	(4,125,613)

Balances, December 31, 2006	1,407,416	431,187	1,576,040	525,439	4,208,745	4,209	6,720,271	(9,390,825)	(1,709,719)

Dividends accrued on mandatory redeemable preferred stock	-	-	-	-	-	-	(244,886)	-	(244,886)

Accrued preferred stock dividends	-	395,770	-	300,709	-	-	(696,479)	-	-

Conversion of preference stock	(1,407,416)	(826,957)	(1,576,040)	(826,148)	3,710,642	3,710	4,965,093	-	3,315,698

Conversion of promissory notes	-	-	-	-	6,248,868	6,249	2,650,560	-	2,656,809

Stock issued for marketing and promotional services	-	-	-	-	1,371,157	1,371	313,629	-	315,000

Stock-based compensation	-	-	-	-	41,746	42	249,250	-	249,292

Cancellation and re-issuance of warrants	-	-	-	-	-	-	75,158	-	75,158

Reverse acquisition recapitalization adjustment	-	-	-	-	7,500,000	7,500	(7,500)	-	-

Issuance of Units (net of issuance costs of $1,345,840)	-	-	-	-	6,160,000	6,160	4,808,000	-	4,814,160

Net loss for year ended December 30, 2007	-	-	-	-	-	-	-	(5,451,414)	(5,451,414)

Balances, December 30, 2007	-	$-	-	$-	29,241,158	$29,241	$18,833,096	$(14,842,239)	$4,020,098

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows
For the Fiscal Year Ended December 30, 2007 and December 31, 2006

	2007	2006

Cash flows from operating activities:
Net loss	$(5,451,414)	$(4,125,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	429,586	222,744
Amortization of deferred financing costs	20,001	10,538
Provision for doubtful accounts	29,229	—
Warrants exchanged for debt guarantee	—	24,231
Adjustment to warrant exercise prices	75,155	—
Stock-based compensation	249,292	23,464
Loss on disposal of assets	666,838	—
Non-cash promotion expenses	424,000	—
Non-cash interest on bridge loans	119,650	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(56,362)	(19,201)
Inventories	3,373	(107,344)
Prepaid expenses and other current assets	17,595	6,797
Other assets and noncurrent liabilities	232,429	(87,498)
Accounts payable	224,208	195,866
Franchisee deposits	(143,000)	297,500
Accrued expenses and other current liabilities	24,436	18,773
Net cash used in operating activities	(3,134,984)	(3,539,743)

Cash flows from investing activities:
Proceeds from sale of assets	150,000	—
Acquisition of property and equipment	(992,447)	(1,065,119)
Acquisition of intangibles	—	(1,688)
Net cash used in investing activities	(842,447)	(1,066,807)

Cash flows from financing activities:
Proceeds from issuance of notes payable	2,537,160	—
Proceeds from issuance of common stock, net	4,814,160	—
Proceeds from long-term debt	—	450,000
Proceeds from issuance of preferred stock		3,069,466
Payments on long-term debt	(715,094)	(222,011)
Payments on capital lease obligations	(63,072)	(27,145)
Increase in restricted cash	(1,083,612)	—
Cash released from restrictions	—	1,400,000
Net cash provided by financing activities	5,489,542	4,670,310

Increase in cash and cash equivalents	1,512,111	63,760
Cash and cash equivalents – beginning of year	1,840,090	1,776,330

Cash and cash equivalents – end of year	$3,352,201	$1,840,090

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements

1.	Nature of Operations

Nature of Operations

UFood Restaurant Group, Inc. was incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, UFood was a development stage company headquartered in Vancouver, Canada. As Axxent Media Corp., the Company’s business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, the Company changed its name to UFood Franchise Company, and on September 25, 2007, changed its name to UFood Restaurant Group, Inc. (UFood or the Company).

On December 18, 2007, (Merger Date) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of December 30, 2007, the Company’s operations consisted of five company-operated restaurants and three franchise-operated locations. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.

2.	Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of UFood Restaurant Group, Inc. and its subsidiaries consist of the accounts of UFood Restaurant Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Certain reclassifications have been made to conform previously reported data to the current presentation.

Fiscal Year

Following the merger described in Note 3, UFood changed its fiscal year end from April 30 to a 52/53 week fiscal year ending on the Sunday closest to December 31 of each year. Our 2007 and 2006 fiscal years ended on December 30, 2007 and December 31, 2006, respectively.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Cash Equivalents

Cash equivalents represent highly liquid instruments with original maturities of three months or less when purchased. Cash equivalents consist of money market accounts at December 31, 2007 and 2006. At December 31, 2007 restricted cash was comprised of $83,612 used to collateralize a standby letter of credit and $1,000,000 received from the sale of equity securities and deposited in an escrow account to pay investor relations and public relations expenses.

Inventories

Inventories, which primarily consist of food products, paper goods and supplies and vitamins and supplements for resale, are stated at the lower of cost or market, with cost determined by the average cost method.

Deferred Financing Costs

Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs were $20,001 and $10,538 for the years ended December 30, 2007 and December 31, 2006, respectively, and is included in interest expense.

Property and Equipment

Property, equipment and leaseholds are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. The estimated useful lives used for financial statement purposes are:

Leasehold improvements	5 years
Equipment	5 years
Furniture and fixtures	5 years
Website development costs	3 years

Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized. The total amounts expensed for maintenance and repairs were $70,182 and $47,453 for the fiscal years ended December 30, 2007 and December 31, 2006, respectively.

Goodwill and Other Intangible Assets

The Company accounts for goodwill and other intangible assets under Statement of Financial Accounting Standards (SFAS) No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Intangible assets with finite lives continue to be amortized over their useful lives. The Company performs its impairment assessment by comparing discounted cash flows from reporting units with the carrying value of the underlying net assets inclusive of goodwill. The Company performed its annual impairment tests as of the first day of the fourth quarter of fiscal years 2007 and 2006. Based upon the results of the first step, the Company determined that no impairment had occurred, as the fair value of the reporting unit exceeded the respective carrying value. At December 30, 2007, the Company had no indefinite-lived intangible assets.

Intangible assets with finite lives consist of costs incurred to obtain debt financing and are being amortized on a straight-line basis over the term of the related debt.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, when impairment indicators exist, the Company evaluates its long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate the carrying amount of an asset may not be recovered. The Company identified no indications of impairment.

Income Taxes

The provision for income taxes is determined in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

In July 2006, the Financial Accounting Standards Board (FASB) issued Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes. FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109. FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This pronouncement also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Effective January 1, 2007, the Company adopted the provisions of FIN No. 48 and the provisions of FIN No. 48 have been applied to all income tax positions commencing from that date. The cumulative effect of adopting FIN No. 48 was not material. Prior to fiscal 2007, the Company determined its tax contingencies in accordance with SFAS No. 5, Accounting for Contingencies. The Company recorded estimated tax liabilities to the extent the contingencies were probable and could be reasonably estimated.

Revenue Recognition

The Company records revenue for company-owned store sales upon the delivery of the related food and other products to the customer.

The Company follows the accounting guidance of SFAS No. 45, Accounting for Franchise Fee Income. Franchisee deposits represent advances on initial franchise fees prior to the opening of the franchisee location. We recognize initial franchise fee revenue when all material services we are required to perform and all material conditions we are required to satisfy have been substantially completed, which is generally the opening of the franchised location. The Company defers direct costs related to franchise sales until the related revenue is recognized; however, the deferred costs shall not exceed anticipated revenue less estimated additional related costs. Such costs include training, facilities design, menu planning and marketing. Franchise royalty revenues are recognized in the same period the relevant franchisee sales occur.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense amounted to $82,469 in 2007 and $68,163 in 2006.

Pre-Opening Costs

All pre-opening costs directly associated with the opening of new company-owned restaurant locations, which consist primarily of labor and food costs incurred during in-store training and preparation for opening, but exclude manager training costs which are included in other operating expenses, are expensed when incurred.

Rent Expense

The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in SFAS No. 98, Accounting for Leases. The reasonably assured lease term on most of the Company’s leases is the initial non-cancelable lease term, which generally equates to between 5 and 10 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense upon the commencement date of the lease.

Earnings Per Share Data

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with SFAS No. 128, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include accounts receivable, accounts payable and other accrued expenses approximate their fair values due to the short-term maturity of these instruments.

Stock-Based Compensation

The Company maintains two stock-based incentive plans. The Company grants options to purchase common stock at an option price equal to the market value of the stock at the date of grant. Options generally vest over a three year period beginning on the date of grant and have a ten year term.

The Company has adopted the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, which requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company adopted this accounting treatment using the modified prospective transition method, as permitted under SFAS No. 123R; therefore results for prior periods have not been restated. The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term, and the number of options that will be forfeited prior to the completion of their vesting requirements. The provisions of SFAS No. 123R apply to new stock options and stock options outstanding, but not yet vested, on the date the Company adopted SFAS No. 123R.

Stock-based compensation expense recognized during the fiscal year ended December 30, 2007 totaled approximately $218,082 for stock options and $31,210 related to restricted stock. Stock-based compensation expense recognized during the fiscal year ended December 31, 2006 totaled approximately $23,464 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Prior to adoption of SFAS No. 123R, the Company accounted for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (APB) 25, Accounting for Stock Issued to Employees, and related interpretations, and followed the disclosure requirements of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure”. Accordingly, prior to fiscal 2006, stock-based compensation was included as pro forma disclosure in the financial statement footnotes.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations the Company engages in will be recorded and disclosed following existing GAAP until December 28, 2008. The Company expects SFAS No. 141R will have an impact on its consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions it consummates after the effective date. The Company is still assessing the impact of this standard on its future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply restrospectively. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s future consolidated financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110. SAB No. 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB No. 110 is not expected to have a significant impact on our consolidated financial statements.

3.	Reverse Merger

On December 18, 2007, pursuant to the terms of an Agreement and Plan of Merger and Reorganization, the Company, through a wholly-owned subsidiary, merged with and into KnowFat Franchise Company, Inc. Following the merger, UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants. Concurrently with the closing of the Merger and in contemplation of the Merger, the Company consummated a private offering (the Offering) of up to 8,000,000 units of its securities (Units) at a price of $1.00 per Unit. Each Unit consists of one share of Common Stock and a warrant to purchase one-half, or 50%, of a share of Common Stock.

Immediately prior to the Merger, UFood had 23,700,000 shares of Common Stock issued and outstanding and $2,000,000 principal amount of 9% Convertible Promissory Notes (Investor Notes) outstanding. On the Closing Date, the Investor Notes together with accrued interest of $40,087 automatically converted into 4,080,175 Units at a conversion rate of $0.50 per Unit. In conjunction with the Merger, 16,200,000 shares of UFood’s Common Stock issued and outstanding prior to the Merger were retired.

Immediately prior to the Merger, KnowFat had 5,621,648 shares of common stock issued and outstanding and 1,576,040 shares of Series A Preferred Stock (Series A Preferred Shares), 1,407,416 shares of Series B Preferred Stock (Series B Preferred Shares) and 719,440 shares of Series C Preferred Stock (Series C Preferred Shares and, collectively, with the Series A Preferred Shares and the Series B Preferred Shares, the Preferred Shares) issued and outstanding. KnowFat also had a $1,000,000 convertible promissory note outstanding (the Antokal Note).

In connection with the Merger, on the Closing Date, all of KnowFat’s issued and outstanding Preferred Shares and the Antokal Note converted into 3,710,642 and 2,168,693 shares, respectively, of KnowFat common stock. On the Closing Date and in connection with the Merger, each share of KnowFat’s issued and outstanding common stock before the merger, including the common stock issued upon conversion of the Preferred Shares and the Antokal Note, automatically converted into the right to receive 1.52350763 shares (the Conversion Ratio) of the Company’s common stock, par value $0.001 (Common Stock) per share.

In addition, on the Closing Date, all of the issued and outstanding options and warrants to purchase shares of KnowFat common stock were exchanged, respectively, for options (the New Options) and warrants (the New Warrants) to purchase shares of the Company’s Common Stock. The number of shares of Common Stock issuable under, and the price per share upon exercise of, the New Options were calculated based on the terms of the original KnowFat options, as adjusted by the Conversion Ratio. The number of shares of Common Stock issuable under the New Warrants was calculated based on the terms of the original warrants, as adjusted by the Conversion Ratio. Immediately prior to the consummation of the Merger, the exercise price of all outstanding KnowFat warrants was adjusted to $1.00, and such exercise price was not affected by the conversion ratio in the Merger.

As a result of the foregoing, on the Closing Date, an aggregate of 12,500,000 shares of Common Stock were issuable to former KnowFat stockholders and upon exercise of outstanding KnowFat options and warrants. Of these, 11,500,983 shares of Common Stock were issued, and an aggregate of 391,791 and 607,226 shares of Common Stock were reserved for issuance upon the exercise of the New Options and New Warrants, respectively. UFood’s stockholders before the merger retained 7,500,000 shares of Common Stock after the Merger.

The following table summarizes the effect of the reverse merger recapitalization adjustment on stockholders’ equity:

	Common Stock
	Shares	Par Value	Additional Paid-in Capital
UFood shares outstanding immediately prior to the Merger	23,700,000	$23,700	$(23,700)

UFood shares retired	(16,200,000)	(16,200)	16,200

Reverse acquisition recapitalization adjustment	7,500,000	$7,500	$(7,500)

The Merger Agreement includes a post-merger adjustment to the number of shares of Common Stock issued to the former KnowFat stockholders in an amount up to 2,000,000 shares of Common Stock for any breach of the Merger Agreement discovered during the two-year period following the Closing Date. The Merger has been treated as a recapitalization of the Company for financial accounting purposes. Accordingly, the UFood’s financial statements before the merger have been replaced with the historical financial statements of KnowFat before the merger.

4.	Acquisitions

Downtown Crossing

On October 2, 2006, the Company, through a wholly-owned subsidiary, acquired the business assets of one of the Company’s franchisees. The purchase price of $1,125,445 was comprised of a cash payment of $25,000, a promissory note in the amount of $1,075,000 and the assumption of certain current liabilities totaling $25,445.
The purchase price was allocated as follows:

Inventory	$31,507
Goodwill	402,326
Property and equipment	630,783
Security deposits	27,605
Franchise fee	33,224
$1,125,445

The agreement also requires monthly payments equal to 10% of gross cash revenue (a portion of which represents interest on the promissory note) until the promissory note is paid in full.

Landmark Center

On September 6, 2006, the Company, through a wholly-owned subsidiary, acquired the business assets of another franchisee. Upon the occurrence of a sales event, as defined in the asset purchase agreement, the Company is required to pay the seller an amount ranging from 40% to 50% of the sale proceeds received or $450,000, whichever is greater.

The asset purchase agreement requires a quarterly royalty payment to the seller equal to 5% of the store’s gross cash revenue, as defined, and includes a restrictive covenant requiring the Company’s wholly-owned subsidiary to maintain net equity of not less than $450,000.

5.	Disposal of Assets

During 2007, the Company recorded a loss on disposal of assets of $666,838 resulting from the closure of one restaurant and the sale of a second restaurant. The disposition of the two stores was accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities.

In April 2007, the Company recorded a loss of $493,032 in connection with the closure of a restaurant in Woburn, Massachusetts. The loss represents the net present value of the remaining lease obligation and the write-off of goodwill and equipment.

In September 2007, the Company sold its restaurant in Shrewsbury, Massachusetts, for $150,000 of cash and a note receivable of $36,333. The note receivable is non-interest bearing and is due in 2008. The Company recorded a loss of $173,806 in connection with the sale.

6.	Goodwill

During 2007, goodwill decreased by $428,190 due to the write-off of goodwill associated with the closure of one restaurant and the sale of another restaurant.

7.	Notes Payable

During 2007, KnowFat secured two tranches of bridge financing as follows:

Antokal Note

In April 2007, prior to the Merger transaction described in Note 3, KnowFat borrowed $1,000,000 from Alan Antokal, a stockholder, pursuant to the terms of a 12% Secured Convertible Subordinated Promissory Note (the “Antokal Note”). The Antokal Note, was secured by substantially all of KnowFat’s assets and was subordinate in right of payment to the prior payment of all of KnowFat’s obligations to its senior lender. The Antokal Note was due April 23, 2008 but converted into 2,168,693 shares of KnowFat common stock immediately prior to the Merger.

Investor Notes

On September 24, 2007, in connection with the Merger and the Offering of Units described in Note 10, UFood sold $1,035,000 principal amount of 9% Convertible Promissory Notes and on October 4, 2007, UFood sold an additional $965,000 of Investor Notes. The proceeds from the sale of Investor Notes, net of transaction costs of $462,840, were used to provide bridge financing to KnowFat prior to the Merger. The Investor Notes were due 120 days from the date of issuance. On the Closing Date, in connection with the Merger, the Investor Notes together with accrued interest converted into 4,080,175 Units.

The Company retained a placement agent (Placement Agent) to sell the Investor Notes and paid the Placement Agent a commission of 10% of the funds raised from the sale of the Investor Notes and an expense allowance of $75,000. In addition, the Placement Agent received a warrant (Placement Agent Warrants) to purchase 800,000 shares of Common Stock. The Placement Agent Warrants are exercisable for seven years at an exercise price of $1.00 per share.

8.	Long-Term Debt

Long-term debt consists of the following at December 30, 2007 and December 31, 2006:

	2007	2006

Term note payable to bank in monthly principal installments of $29,167 commencing January 2007 through May 2010. Interest is payable monthly at the bank’s prime rate (7.25% at December 31, 2007). The note is secured by substantially all assets of the Company.	$1,042,080	$1,392,084

Downtown Crossing acquisition note payable. Interest accrues at 6% per annum and is payable monthly, with certain limitations as defined in the agreement. All unpaid amounts are due on or before December 31, 2007, as defined in the agreement. The note is secured by the assets acquired.	880,628	1,045,628

Landmark Center acquisition promissory note with no stated interest rate. Due upon the occurrence of a sales event, as defined in the agreement. The note agreement includes a restrictive covenant requiring the Company’s wholly-owned subsidiary, KnowFat of Landmark Center, Inc., to maintain net equity of not less than $450,000.	450,000	450,000

Unsecured, non-interest bearing note payable. Due in equal monthly installments of $13,021 through September 2008. Interest imputed on the note using a discount rate of 5% totaled $59,597, which is being amortized over the term of the note. The unamortized discount was $1,926 and $11,957 at December 31, 2007 and 2006, respectively.	152,099	249,363

Indebtedness incurred in connection with the acquisition of the two franchisee locations. No stated interest rate; payable in 36 monthly installments of $2,142 through February 2008.	14,996	27,852

Note payable to the Watertown landlord in connection with the acquisition of the training center in 2004. The note is payable in monthly installments of $2,566 including interest at 5% through April 2010.	65,881	93,135

	2,605,684	3,258,062

Less current portion	1,874,993	2,045,722

Long-term debt	$730,691	$1,212,340

Maturities of long-term debt at December 31, 2007 are as follows:

Year ending December 31,

2008	$1,874,993
2009	379,760
2010	350,931

$2,605,684

9.	Capital Lease Obligations

The Company leases certain equipment under capital leases. The equipment has been recorded at the present value of the total lease payments using discount rates ranging from 13.6% to 18.7%.

Future minimum lease payments under these leases are as follows:

Year ending December 31,

2008	$70,698
2009	55,989
2010	37,841
2011	3,921
168,449
Less imputed interest	33,862
134,587
Less current portion	51,582

Long-term portion of capital lease obligations	$83,005

The recorded cost and accumulated amortization of the equipment acquired are $249,888 and $106,951, respectively as of December 30, 2007. Amortization expense in 2007 and 2006 was $60,972 and $26,903, respectively.

10.	Capital Stock

On December 18, 2007, the Company, through a wholly-owned subsidiary, merged with and into KnowFat Franchise Company, Inc. (see Note 3).

Share Transactions Prior to the Merger

During 2007, prior to the Merger, KnowFat issued 1,412,903 shares of common stock comprised of 41,746 shares issued to consultants and vendors and 1,371,157 shares issued to George Foreman Ventures LLC (GFV) pursuant to the terms of a Services Agreement which became effective June 12, 2007. The 41,746 shares issued to consultants and vendors were valued at $31,237, or $0.75 per share.

Under the terms of the Services Agreement with GFV, KnowFat also agreed to (i) issue GFV an additional 152,351 shares of common stock promptly following the sale of the 600th franchise, provided the sale of such franchise occurs by December 31, 2009 and (ii) pay GFV a royalty equal to 0.2% of aggregate net sales, in exchange for the performance of certain services by George Foreman and a limited license to use Mr. Foreman’s name and likeness in connection with the promotion of restaurants operated by KnowFat and its franchisees. The 1,371,157 shares of common stock issued to GFV vest over four years in accordance with the following schedule:

Vesting Date	Number of Shares

June 12, 2007	685,578
June 13, 2008	304,702
June 13, 2009	152,351
June 13, 2010	152,351
June 11, 2011	76,175

In the event there is a change of control after December 18, 2007, as defined in the Services Agreement, GFV has the right to return 50% of the shares of common stock received in exchange for a prospective increase in the royalty rate to 0.5%

Advertising, marketing and promotion expenses for the year ended December 30, 2007 include $315,000 representing the fair value of the 685,578 shares that vested on June 12, 2007. Fair value was determined to be equal to the fair value of the common shares included in the Offering of Units (described below).

Shares Issued in Connection with the Merger

In connection with the Merger described in Note 3, on the Closing Date, 1,576,040 shares of Series A Preferred Stock and 719,440 shares of Series C Preferred Stock converted on a 1 for 1 basis into 2,295,480 shares of KnowFat common stock and 1,407,416 shares of Series B Preferred Stock converted on a 1.005504 for 1 basis into 1,415,162 shares of KnowFat common stock. In addition, the Antokal Note converted into 2,168,693 shares of KnowFat common stock.

All dividends on the Preferred Shares and accrued interest on the Antokal Note were forfeited upon conversion. The amount of cumulative but undeclared dividends on the Closing Date and at December 31, 2006 was approximately $1,897,000 and $956,000, respectively.

Following the conversion of the Preferred Shares and the Antokal Note, on the Closing Date, all of KnowFat’s common stock, par value $0.001 per share, issued and outstanding before the merger were exchanged for 11,500,983 shares of UFood’s Common Stock, par value $0.001 per share.

On the Closing Date and in connection with the Merger, $2,000,000 of Investor Notes issued by UFood in 2007 together with accrued interest of $40,087 automatically converted into 4,080,175 Units at a conversion rate of $0.50 per Unit.

Offering of Units

Concurrently with the closing of the Merger and in contemplation of the Merger, the Company completed the initial closing of a private offering (the Offering) of 5,720,000 units of its securities (Units), at a price of $1.00 per Unit. Each Unit consists of one share of Common Stock and a warrant to purchase one-half, or 50%, of a share of Common Stock. The Company subsequently consummated a second closing of 440,000 Units on December 21, 2007. The warrants (Investor Warrants) are exercisable for a period of five years at an exercise price of $1.25 per whole share of Common Stock.

In connection with the Offering, the Company retained a placement agent and paid the Placement Agent a commission of 10% of the funds raised from the investors in the Offering plus an expense allowance of $225,000. In addition, the Placement Agent received warrants to purchase a number of shares of Common Stock equal to 20% of the shares of Common Stock included in the Units sold to investors in the Offering. The Placement Agent warrants are exercisable for seven years at an exercise price of $1.00 per share. The Placement Agent was paid commissions of $616,000 and received warrants to purchase 1,232,000 shares of Common Stock in connection with the first and second closings of the Offering.

Within 90 days of the final closing of the Offering, the Company is expected to file a registration statement, to become effective in an additional 90 days from the filing date, registering for resale all shares of Common Stock issued in the Offering, including Common Stock (i) included in the Units; (ii) issuable upon exercise of Investor Warrants; (iii) issuable upon conversion of the Investor Notes; and (iv) issuable upon exercise of warrants issued to purchasers of the Investor Notes in connection with the conversion of their Investor Notes. The Company is obligated to pay monetary penalties equal to one and one-quarter percent (1.25%) of the purchase price paid by the holders of registrable securities for each full month that (i) the Company is late in filing the registration statement or (ii) the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross purchase price paid by the holders of registrable securities.

Warrants

At December 30, 2007, warrants to purchase 7,759,314 shares of UFood Common Stock were issued and outstanding as follows:

Description	Number of Warrants	Exercise Price
New Warrants	607,226	$1.00
Placement Agent warrants	2,032,000	$1.00
Investor Notes warrants	2,040,088	$1.25
Investor Warrants	3,080,000	$1.25
Total	7,759,314

In connection with the Merger, all of KnowFat’s issued and outstanding warrants converted into New Warrants to purchase shares of the Company’s Common Stock. The number of shares of Common Stock issuable under the New Warrants was calculated based on the terms of the original KnowFat warrants, as adjusted by the Conversion Ratio. Immediately prior to the consummation of the Merger, the exercise price of all outstanding KnowFat warrants was adjusted to $1.00, and such exercise price was not affected by the conversion ratio in the Merger.

As a result of the foregoing, on the Closing Date, 281,482 KnowFat warrants issued in the connection with the sale of Series B preferred stock and 141,211 KnowFat warrants issued in connection with the sale of Series C preferred stock were exchanged for 422,693 New Warrants with an exercise price of $1.00. The Company recognized an expense of $75,158 as a result of the change in the exercise price to $1.00.
In addition, the warrant issued to an officer of the Company in 2006 to purchase up to 184,533 shares of KnowFat common stock for his personal guaranty of the Company’s obligations to TD BankNorth, N.A. was exchanged for a New Warrant with an exercise price of $1.00.

In connection with the Company’s sale of $2,000,000 of Investor Notes and the sale of 6,160,000 Units, the Placement Agent was issued warrants to purchase 800,000 and 1,232,000 shares, respectively, of UFood Common Stock at an exercise price of $1.00. The warrants issued to the Placement Agent expire seven years from the date they were issued.

In connection with the conversion of the $2,000,000 of Investor Notes, 2,040,088 warrants were issued to the purchasers of the Investor Notes. The Investor Note warrants have an exercise price of $1.25 and expire in five years.

The sale of 6,160,000 Units included the issuance of 3,080,000 warrants. The Investor Warrants have an exercise price of $1.25 and expire in five years.

11.	Stock-Based Compensation

At December 30, 2007, the Company has two share-based, shareholder approved employee compensation plans, the 2004 Stock Option Plan (2004 Plan) and the 2007 Equity Incentive Plan (2007 Plan, and together with the 2004 Plan, the Equity Plans), which are described below. During 2007 and 2006, the Company recognized $249,292 and $23,464 of compensation expense for awards under the Equity Plans.

The Company estimates the fair value of stock options using a Black Scholes option pricing model with the assumptions noted in the following table. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.

The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	2007	2006

Expected term (years)	6	6
Expected volatility	45%	40%
Risk-free interest rate	4.37%	4.71%
Expected annual dividend	None	None

The expected term is based on the weighted average midpoint between vesting and the contractual term. Expected volatility is based on the historical volatility of published common stock prices over the last six years of comparable publicly held companies. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted for the years ended December 30, 2007 and December 31, 2006. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The 2004 Plan

Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 304,702 shares of common stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. The Company believes that such awards align the interests of its employees with those of its shareholders. In general, stock option awards under the 2004 Plan are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant, vest over a three-year period and expire ten years from the date of grant. As a result of the Merger, no awards will be made under the 2004 Plan after December 18, 2007.

A summary of option activity under the 2004 Plan during 2007 and 2006 is presented below:

Options	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at January 1, 2006	163,096	$0.45	9.1
Granted	63,095	$0.75	10.0
Exercised	—	-
Forfeited	—	-
Outstanding at December 31, 2006	226,191	$0.54	8.4	$113,397
Granted	148,461	$0.66	10.0
Exercised	—	-
Forfeited	(69,950)	$0.36	8.4
Outstanding at December 30, 2007	304,702	$0.61	8.8	$146,257

Exercisable at December 30, 2007	304,702	$0.61	8.8	$146,257

At December 30, 2007, all of the options outstanding under the 2004 Plan were vested. The weighted average grant date fair value of options granted during 2007 and 2006 was $0.36 and $0.20, respectively. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at December 30, 2007.

Upon consummation of the Merger described in Note 3, the exercise price of 26,661 options granted during 2006 was reduced from $4.27 per share to $1.00 per share. In addition, all options outstanding under the 2004 Plan became fully vested. As a result of these modifications, the Company recognized additional compensation expense of $4,631 during the year ended December 30, 2007.

The 2007 Plan

The 2007 Plan was approved in contemplation of the Merger. There were no awards under the 2007 Plan prior to December 18, 2007, the Closing Date of the Merger. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 3,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. At December 30, 2007, 1,950,000 stock options were outstanding under the 2007 Plan. The outstanding stock options have an exercise price of $1.00 per share, have a term of 10 years and vest over a three year period. Options to purchase 625,000 shares vested on the date of grant and 475,000, 475,000 and 375,000 options will vest in fiscal 2008, 2009 and 2010, respectively.

Activity under the 2007 Plan from December 18, 2007, the Merger Date, through December 30, 2007 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 17, 2007	-0-	$—
Granted	1,950,000	1.00
Exercised	—	-	-
Forfeited	—	-	-
Outstanding at December 30, 2007	1,950,000	$1.00	10.0	$175,500

Exercisable at December 30, 2007	625,000	$1.00	10.0	$56,250

The weighted average grant date fair value of options granted during 2007 under the 2007 Plan was $0.27.

At December 30, 2007 there was $362,748 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately three years.

On December 6, 2007, the Company’s board of directors approved the grant of 87,090 non-qualified stock options to an employee. The options have an exercise price of $0.66 per share, are exercisable for 10 years and are fully vested. The Company recognized compensation expense of $15,649 in connection with this option award.

On February 12, 2008, the Company’s board of directors approved a 3,000,000 increase in the number of shares of Common Stock reserved for issuance under the 2007 Plan to 6,000,000 shares. The increase is subject to approval by a majority of shares represented at the Company’s annual meeting.

12.	Income Taxes

On January 1, 2007, the Company adopted the provisions of FIN No. 48. FIN No. 48 requires that the impact of tax positions taken by the Company be recognized in the financial statements if they are more likely than not of being sustained based upon the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The implementation of FIN No. 48 had no impact on the Company’s financial statements due to the valuation allowances that have historically been provided against all deferred tax assets.

No provision for current income taxes has been recorded for 2007 and 2006 due to the Company’s cumulative net losses. Significant components of deferred tax assets are net operating loss carryforwards, start-up costs and organizational costs capitalized for tax purposes, and deferred revenue. Significant components of deferred tax liabilities are depreciation of property and equipment. The net deferred tax assets are fully reserved by a valuation allowance due to the uncertainty of realizing the tax benefit of the deferred tax assets.

Net deferred tax assets (liabilities) at December 30, 2007 and December 31, 2006 are as follows:

	2007	2006
Deferred tax assets
Federal	$4,923,000	$3,182,000
State	905,000	876,000
Total deferred tax assets	5,828,000	4,058,000
Valuation allowance	(5,828,000)	(4,058,000)
Net deferred tax assets	$-	$-

The components of income tax benefit (expense) are as follows:

	2007	2006
Federal
Deferred
Net operating loss carryforward	$1,678,000	$1,337,000
Other	61,000	57,000
	1,739,000	1,394,000
State
Deferred
Net operating loss carryforward	317,000	361,000
Other	(286,000)	16,000
	31,000	377,000

Tax benefit before adjustment to valuation allowance	1,770,000	1,771,000
Adjustment to valuation allowance	(1,770,000)	(1,771,000)
Net tax benefit	$-	$-

The Company’s effective income tax rate differs from the federal statutory income tax rate as follows for the years ended December 31, 2007 and 2006.

	2007	2006

Federal tax provision rate	34%	34%
State tax provision, net of federal provision	6%	6%
Change in valuation allowance	(40)%	(40)%
	-	-

Management has evaluated the evidence bearing upon the realization of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of federal and state deferred tax assets. As a result, management has recorded a full valuation allowance. If the Company should generate sustained future taxable income against which these tax attributes might be applied, some portion or all of the valuation allowance would be reversed.

The Company’s income tax returns have not been audited by the Internal Revenue Service (IRS) or any state taxing authority. The years 2004 through 2007 remain open to examination by the IRS and state taxing authority. The Company believes it is not subject to any tax exposure beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date FIN No. 48 was adopted, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 30, 2007.

Federal and state net operating loss carryforwards expire in 2027 and 2012, respectively. Ownership changes, as defined in Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that may be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

13.	Concentration of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk include cash and cash equivalents, which occasionally exceed current federal deposit insurance limits. Substantially all of the cash and cash equivalents are maintained in a certain large commercial bank. Senior management continually reviews the financial stability of this institution.

14.	Commitments and Contingencies

Leases

The Company rents store and office locations under non-cancelable operating leases and tenant at will arrangements. The agreements expire on various dates through December 2016, and some include options to extend. The leases require the Company to pay its share of the operating expenses of the leased properties, including taxes, utilities and insurance.

Future minimum payments at December 30, 2007 under non-cancelable leases are as follows:

Year ending December 31,

2008	$727,000
2009	632,000
2010	602,000
2011	616,000
2012	633,000
Thereafter	1,270,000

$4,480,000

Employment Agreements

On October 15, 2007, in contemplation of the Merger described in Note 3, the Company entered into employment agreements with its chief executive and its vice president of business development. Each agreement is for a term of three years and provides for the payment of a base salary and benefits, an annual bonus to be determined by the Company’s Board of Directors, an equity award under the Company’s 2007 Equity Incentive Plan and, in the case of the Company’s chief executive, a payment for each franchise sold.

The agreements further provide that if the executive’s employment is terminated by the Company without cause, or by the executive as a result of constructive termination by the Company, or as a result of the executive’s death or disability, the Company is obligated to pay severance (consisting of salary and benefits as in effect at the time of termination) to the executive (or the executive’s legal representatives) for a period equal to the lesser of 12 months or the then remaining balance of the employment term. One of the employment agreements provides that if the executive terminates his employment voluntarily at a point more than 30 days after the effective date of the registration statement by which the Units sold in the Offering are registered for resale, the executive is entitled to the same termination benefits he would be entitled to if his employment is terminated by the Company without cause.

Legal matters

In November 2007, the Company received a letter from counsel to a former franchisee regarding potential claims against the Company and certain of its officers and directors. The letter also states a desire for the parties to reach a mutually-satisfactory negotiated resolution to the dispute. A draft demand for arbitration, which has not been filed, was included with the letter and claims that the Company and certain of its officers and directors made false and misleading statements (and material omissions of facts) in connection with the sale of the franchise in violation of the Minnesota Franchise Act. The draft demand seeks damages in the approximate amount of $2,000,000. The Company believes that it complied with all applicable franchise rules and regulations in its dealings with the former franchisee and intends to vigorously defend any claims that may be brought.

KFLG Watertown, Inc. (KFLG), a wholly-owned subsidiary of the Company, received a Default Letter (the Default Letter) on April 2, 2008, from BAA Boston, Inc. (BAAB) claiming certain defaults under KFLG’s Sublease Agreement with BAAB for retail premises (the Premises) at Logan International Airport in Boston, Massachusetts (the Sublease Agreement). The Default Letter claims that KFLG is in default of its obligations under the Sublease Agreement due to, among other things, KFLG’s failure to timely make certain subtenant improvements. The Default Letter demands that KFLG pay $104,000 in liquidated damages to BAAB and pay legal fees and expenses of BAAB in the amount of $28,822. This matter is only in the claim stage and no legal proceeding has been commenced. The Company believes it made the subtenant improvements on a timely basis and has denied BAAB’s allegations that it is in default of the Sublease Agreement. The Company has been in contact with representatives of BAAB to try and resolve this matter. In the event the Company is unable to resolve this matter, BAAB has indicated it will seek to enforce any and all of its rights and remedies available under the Sublease Agreement including the possible termination of the Sublease.

In connection with the build-out of the Premises at Logan International Airport, demands have been made, legal proceedings have been commenced and liens have been filed against the Company’s subsidiaries and their properties by certain subcontractors that performed work on the Premises in connection with payments for services allegedly past due. The general contractor on the project is responsible for the amounts claimed by the subcontractors. The Company has paid the general contractor and intends to assert claims against the general contractor for, among other things, the amounts claimed by the subcontractors.

The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

15.	Related Party Transactions

In October 2007, in contemplation of the Merger, UFood entered into an employment agreement with its chief executive officer (Note 14). Under the terms of the agreement, the Company agreed to pay the executive a fee of $10,000 upon the consummation by the Company of the sale of a franchise restaurant. To the extent any franchise transaction is part of an Area Development Agreement, $5,000 of the fee is payable in cash and the remainder is payable in shares of the Company’s Common Stock. The franchise and development fee arrangement included in the executive’s employment agreement replaced a similar arrangement covering the period preceding the Merger, except that franchise and development fees earned prior to the Merger were payable 100% in cash. During 2007 and 2006, the Company recorded franchise and development fee expenses of $-0- and $125,000, respectively.

The Company retained a Placement Agent in connection with the sale of the Investor Notes (Note 7) and the Offering of Units (Note 10). At December 30, 2007, the Placement Agent directly and indirectly through affiliates owned 3,700,000 shares of Common Stock and warrants to purchase 2,082,000 shares of Common Stock.

16.	Supplemental Disclosures of Cash Flow Information:

	2007	2006

Cash paid during the year for interest	$182,422	$131,603

Summary of non-cash investing and financing activities
Accrued preferred stock dividends	$941,365	$606,334
Conversion of promissory notes into Common Stock	$2,656,809	$—
Conversion of preferred stock into Common Stock	$4,968,803	$—
Property and equipment acquired with capital lease	$33,420	$140,655
Goodwill acquired with long-term debt	$—	$402,327
Property and equipment acquired with long-term debt	$—	$658,388
Inventory acquired with long-term debt	$—	$6,506
Deposits acquired in business combination	$—	$33,224
Accounts payable assumed in business combinations	$—	$25,445
Long-term debt assumed / incurred in business combinations	$—	$1,075,000

17.	Earnings per share

The amounts used for basic and diluted per share calculations are as follows:

	2007	2006
Net loss	$(5,451,414)	$(4,125,613)
Preferred stock dividend requirements	(941,365)	(606,334)
Net loss allocable to common stockholders	$(6,392,779)	$(4,731,947)
Weighted average number of shares outstanding – basic and diluted	9,433,081	7,919,388
Basic and diluted per common share	$(0.68)	$(0.60)

Diluted earnings (loss) per share are not presented since the effect of the assumed exercise of options and warrants to purchase common stock would have been anti-dilutive. A total of 125,469 and 24,625 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the years ended December 30, 2007 and December 31, 2006, respectively, because their inclusion would have been anti-dilutive.

18.	Segment Data

The Company operates two business segments; Store Operations and Franchise Operations. The Store Operations segment comprises the operating activities of restaurants owned or operated by the Company. The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Knowfat and UFood Grill tradenames and also costs to monitor the operations of these business units. Under the terms of the franchise agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Knowfat and UFood Grill tradenames.

The accounting policies of the segments are the same as those described in Note 2. Interest expense has been allocated based on operating results and total assets employed in each segment.

Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments’ revenues, net loss and assets agree with the comparable amounts contained in the Company’s audited financial statements.

Segment information for the Company’s two business segments follows:

	2007	2006
Revenues:
Store operations	$4,543,194	$3,273,103
Franchise operations	361,689	418,591
Total revenue	$4,904,883	$3,691,694

Segment loss:
Store operations	$(999,385)	$(401,840)
Franchise operations	(522,137)	(618,856)
Total segment loss	$(1,521,522)	$(1,020,696)

Advertising, marketing and promotion	$671,440	$548,330
Depreciation and amortization	429,586	222,744
Unallocated general and administrative expenses	2,384,581	2,227,089
Interest (income) expense	369,130	97,867
Other (income) expenses, net	75,155	8,887
Net loss	$(5,451,414)	$(4,125,613)

Depreciation and amortization:
Store operations	$372,404	$186,818
Franchise operations	57,181	35,926
Total depreciation and amortization	$429,586	$222,744

Capital expenditures:
Store operations	$937,859	$966,428
Franchise operations	88,008	98,691
Total capital expenditures	$1,025,867	$1,065,119

Segment assets:
Store operations	$3,834,155	$2,587,638
Franchise operations	4,749,391	3,479,884
Total segment assets	$8,583,546	$6,067,522

18.	Subsequent Events

Subsequent to December 30, 2007, the Company completed three additional closings, including a final closing on March 31, 2008, of a private Offering of its securities to accredited investors (see Note 10). The Company sold a total of 4,781,000 Units, at a price of $1.00 per Unit, in the first quarter of fiscal 2008 and issued 2,950,500 Investor Warrants to the investors who purchased Units. In addition, the Company paid the Placement Agent commissions totaling $478,100 and issued the Placement Agent warrants to purchase 956,200 shares of Common Stock.

Subsequent to December 30, 2007, the Company paid $800,000 to extinguish the $880,628 note payable issued in connection with the Company’s acquisition of the Downtown Crossing restaurant and store (see Note 8).

Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A(T) Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of December 30, 2007, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, except for the material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls during the last fiscal quarter and as of the end of the period covered by this annual report or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

(a)  Management’s annual report on internal control over financial reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external purposes in accordance with generally accepted accounting principles.

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 30, 2007 based on the criteria for effective internal control over financial reporting established in Internal Control -Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal controls over financial reporting were not effective as of December 30, 2007 and that a material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting following the reverse merger on December 18, 2007. A contributing factor to our internal control deficiencies is the Company’s small size and the lack of sufficient resources to perform the testing of internal controls within the prescribed time frame. As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.

Because of its inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b)  Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 8B.	Other Information.

None.
PART III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

Our executive officers and directors are as follows:

Name	Age	Position

George Naddaff	78	Chief Executive Officer and Chairman of the Board of Directors

Charles Cocotas	72	President and Chief Operating Officer, Director

Glenn Davis	53	Chief Financial Officer

Eric Spitz	38	Executive Vice President of Business Development

Robert C. Grayson	62	Director

Jeffrey Ross	63	Director

Mark Giresi	49	Director

Background of officers and directors

George Naddaff has been UFood’s Chairman and Chief Executive Officer since the Merger with KnowFat on December 18, 2007. Prior to the merger Mr. Naddaff was KnowFat’s Co-Chief Executive Officer since February 2004, its CEO since September 2007 and its Chairman of the Board since March 2004. From February 1986 to February 2004, he was Chief Executive Officer of Business Expansion Capital, Inc., an investment firm located in Newton, Massachusetts. From 1997 to 2001, he held various management positions (including acting Chief Executive Officer) at Ranch*1, Inc., a franchisor of quick service restaurants with its headquarters in New York, New York.

Charles A. Cocotas has been President and Chief Operating Officer and a director of UFood since the Merger with KnowFat on December 18, 2007. Mr. Cocotas joined KnowFat as a consultant in May 2007. In September 2007 he was appointed as KnowFat’s President and Chief Operating Officer. From 1999 to 2007, Mr. Cocotas was principal of the Charles A. Cocotas Restaurant Consulting firm in Massachusetts. He is an experienced executive with more than 35 years experience in the restaurant industry, which included the launch of start-up ventures as well as turn-arounds with established corporations operating both company and franchise restaurants.

Eric Spitz has been UFood’s Executive Vice President of Business Development since the Merger. He became KnowFat’s Executive Vice President of Business Development in September 2007 and was KnowFat’s Co-Chief Executive Officer and President from February 2004 to September 2007 and a director of KnowFat from March 2004. Mr. Spitz held the post of CEO for Trakus, a sports technology company that he founded in 1997, until joining the KnowFat management team in 2004. Prior to Trakus, he worked in various capacities for Information Resources, Inc. Mr. Spitz holds an MBA from MIT’s Sloan School of Management and a B.A. from the University of Pennsylvania.

Glenn Davis joined KnowFat as its Chief Financial Officer in October 2007 and became Chief Financial Officer of UFood upon the Merger. Most recently, Mr. Davis has served as CFO of several emerging growth companies, including Multilayer Coating Technologies (from August 2006 through April 2007), a former division of Polaroid Corp., SmartBargains, Inc. (from July 2005 to December 2005), and North American Midway Entertainment Corp. (from November 2004 to July 2005), a provider of carnival rides, food and beverage services at more than 160 venues throughout North America. Previously, Mr. Davis was CFO of Homeruns.com (from 2000 to 2002), an on-line grocery shopping and delivery service. Between his CFO positions, Mr. Davis has provided consulting services to various clients on financial and accounting matters. Mr. Davis holds an MBA from the Amos Tuck School of Business Administration at Dartmouth College and a BA in economics from DePauw University and is a Certified Public Accountant.

Robert C. Grayson has been a director of KnowFat since 2004 and a director of UFood since the Merger. Since 1992 Mr. Grayson has been President and Chief Executive Officer of RC Grayson and Associates, a retail-oriented consulting firm in New York City. Mr. Grayson has many years of experience in the retail industry, and currently serves as a director of AnnTaylor Corp., Kenneth Cole and Frisby Technologies.

Jeffrey Ross has been a director of KnowFat since 2005 and a director of UFood since the Merger. Since 1999 he has been Managing Partner of RossFialkow Capital Partners, an investment advisory firm specializing in private equity and merger and acquisition transactions. From 1997 to 1999, he was President and Chief Executive Officer of Hearthstone Assisted Living, a chain of assisted living facilities in Houston, Texas.

Mark Giresi has been a director of KnowFat since December 6, 2007 and a director of UFood since the Merger. Mr. Giresi has worked for Limited Brands since 2000 and is currently Executive Vice President-International, where he oversees the worldwide development and expansion for Victoria’s Secret and Bath & Body Works. He previously spent 15 years at Burger King Corporation where he held several executive positions including Senior Vice President of Franchise Operations and Development and Worldwide General Counsel. Mr. Giresi holds a BS from Villanova University and a JD from Seton Hall University.

There are no family relationships among our executive officers and directors. None of our executive officers or directors has, during the past five years:

(a)
had any petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of, such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

(b)	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(c)
been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or any federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities; or

(d)
been found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Future Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

The Company does not have a class of equity securities registered pursuant to Section 12 of the Exchange Act.

Nominations to the Board of Directors

Stockholders may recommend individuals to the Nominating and Corporate Governance Committee of the Board of Directors for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials, to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, UFood Restaurant Group, Inc., 255 Washington Street, Suite 100, Newton, MA 02458.

Code of Ethics

We have a Code of Ethics that governs all of our employees, including our CEO, CFO, principal accounting officer or persons performing similar functions. We will provide a copy of our Code of Ethics free of charge to any person upon written request to us at the following address: 255 Washington Street, Suite 100, Newton, MA 02458 Attn: Chief Financial Officer

Board of Directors

The Board of Directors currently consists of five members. Directors serve until their successors are duly elected or appointed. On February 12, 2008, the Board of Directors designated a Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee of the Board. Mark Giresi, Robert Grayson and Jeffrey Ross were designated as members of the Compensation Committee, Mark Giresi and Charles Ramat, who resigned as a director on February 29, 2008, were designated as members of the Audit Committee, and Robert Grayson, Charles Ramat and Jeffrey Ross were designated as members of the Nominating and Corporate Governance Committee of the Board.

Audit Committee Financial Expert

Our Board of Directors has determined that there is no financial expert serving on our Audit Committee. Since we are not a listed issuer as that term is defined in Rule 10A-3 under the Exchange Act, we are not required to have a financial expert serving on our Audit Committee.

Item 10.	Executive Compensation

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer and the only other highly compensated executive officer who received annual compensation in excess of $100,000. Each of the named executive officers is entitled to certain payments in connection with resignation, retirement or other termination, as described more fully under the heading “Agreements with Executive Officers and Consultants.”

Name and Principal Position(s) (a)	Year (b)	Salary (c)	Bonus (d)	Stock Awards (e)	Option Awards (f)	Non-Equity Incentive Plan Compensation (g)	Nonqualified Deferred Compensation Earnings (h)	All Other Annual Compensation (i)	Total (j)
George Naddaff, Chairman and CEO	2007	$221,045	$-0-	$-0-	$136,879	$-0-	$-0-	$22,840	$357,924
	2006	$209,257	$-0-	$-0-	$-0-	$-0-	$-0-	$125,000	$334,257

Eric Spitz, Executive Vice President of Business Development	2007	$196,391	$25,000	$-0-	$34,219	$-0-	$-0-	$0	$255,610
	2006	$200,924	$-0-	$-0-	$-0-	$-0-	$-0-	$0	$200,924

(1)
The amount shown for option awards (column (f)) is based upon the estimated fair value of stock options granted to the named executive and represents the amount of compensation expense UFood recognized in its consolidated financial statements for the indicated fiscal year. The fair value of the stock option award(s) was determined using a Black Scholes option pricing model and the assumptions for expected option term, volatility of the Company’s Common Stock, risk-free interest rate and expected annual dividend yield disclosed in Note 11, Stock-Based Compensation, of the Notes to UFood’s 2007 Consolidated Financial Statements included elsewhere in this report.

(2)
All Other Annual Compensation (column (i)) earned by Mr. Naddaff in 2007 represents the amount of expense UFood recognized in its 2007 Consolidated Financial Statements for the repricing of 184,533 warrants issued to Mr. Naddaff in 2006 for his personal guaranty of the Company’s obligations to TD BankNorth, N.A. Immediately prior to the consummation of the Merger with KnowFat, the exercise price of all outstanding KnowFat warrants was reduced to $1.00 and such exercise price was not affected by the conversion ratio in the Merger.

(3)
All Other Compensation earned by Mr. Naddaff in 2006 represents amounts paid to him for the sale of franchise locations (see Note 15, Related Party Transactions of the Notes to UFood’s 2007 Consolidated Financial Statements).

The salaries of Mr. Naddaff and Mr. Spitz are currently $300,000, and $175,000, respectively.

Agreements with Executive Officers and Consultants

On May 1, 2004, KnowFat entered into a Founders’ Agreement with each of (i) George Naddaff, UFood’s current Chairman and Chief Executive Officer and (ii) Eric Spitz, UFood’s current Executive Vice President of Business Development (each, a “Founder”). Under the Founder’s Agreements, all 1,000,000 shares of KnowFat common stock granted to Mr. Naddaff have vested and all 500,000 shares of KnowFat common stock granted to Mr. Spitz have vested.

KnowFat entered into an employment contract on October 15, 2007 with each Founder that provides: (i) the term of each employment agreement is for three years; (ii) the base salary for Mr. Naddaff and Mr. Spitz is $300,000 and $175,000, respectively, plus benefits; (iii) Mr. Naddaff and Mr. Spitz will receive options to purchase 1,500,000 and 250,000 UFood shares, respectively, under the 2007 Plan; and (iv) if a Founder’s employment is terminated by KnowFat without cause, or by the Founder as a result of a constructive termination by KnowFat, or as a result of the Founder’s death or disability, then KnowFat is obligated to pay severance (consisting of salary and benefits as in effect at the time of termination) to the Founder (or the Founder’s legal representatives) for a period equal to the lesser of 12 months or the then-remaining balance of the employment term. The options referenced above will bear an exercise price of $1.00 per share, have a term of ten years and vest over a three-year period as follows: (A) Mr. Naddaff’s options to purchase (i) 500,000 shares will vest upon the grant of the options and (ii) 1,000,000 shares will vest in equal monthly amounts of approximately 27,778 shares over a three year period; and (B) Mr. Spitz’s options to purchase (i) 125,000 shares will vest upon the grant of the options and (ii) 125,000 shares will vest in equal monthly amounts of approximately 3,472 shares over a three year period. If Mr. Spitz terminates his employment voluntarily at a point more than 30 days after the effective date of registration statement by which the securities sold in the Offering are registered for resale, Mr. Spitz is entitled to the same severance benefits.

The Founders and Low Fat No Fat Gourmet Café, Inc. (“LFNF”) are parties to a Joint Venture Agreement dated January 26, 2004 (the “JV Agreement”). Under the JV Agreement, LFNF granted KnowFat the exclusive right to franchise the concept of retail outlets offering food service featuring low-fat, low-carbohydrate and low-calorie food items, selected beverages and nutritional products to the general public and agreed to contribute all its trademarks, copyrights, know-how, trade secrets and other intellectual property to KnowFat. As consideration, KnowFat issued 545,454 shares of its common stock to LFNF. The JV Agreement also provides that LFNF has the right to send one attendee to meetings of the Board of directors as an observer.

Outstanding Equity Awards at Fiscal Year End

Name	No. of Securities Underlying Unexercised Options (#) Exercisable	No. of Securities Underlying Unexercised Options (#) Unexercisable		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
George Naddaff	500,000	1,000,000	(1)	-0-	$1.00	Dec. 17, 2017
Eric Spitz	125,000	125,000	(1)	-0-	$1.00	Dec. 17, 2017

(1)	The vesting schedule for the unexercised shares is outlined in the section titled “Agreements with Executive Officers and Consultants”.

2004 Stock Option Plan

KnowFat did not grant any options or other stock awards to any named executive officers in 2007 or 2006.

2007 Equity Incentive Plan

The Board of Directors and stockholders of the Company adopted the 2007 Equity Incentive Plan on August 17, 2007 which reserves a total of 3,000,000 shares of our Common Stock for issuance under the 2007 Plan. If an incentive award granted under the 2007 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 Plan.

Shares issued under the 2007 Plan through the settlement, assumption or substitution of outstanding awards or obligations to grant future awards as a condition of acquiring another entity are not expected to reduce the maximum number of shares available under the 2007 Plan. In addition, the number of shares of Common Stock subject to the 2007 Plan, any number of shares subject to any numerical limit in the 2007 Plan, and the number of shares and terms of any incentive award are expected to be adjusted in the event of any change in our outstanding Common Stock by reason of any stock dividend, spin-off, split-up, stock split, reverse stock split, recapitalization, reclassification, merger, consolidation, liquidation, business combination or exchange of shares or similar transaction.

On February 12, 2008, our Board of Directors approved an increase in the number of shares of Common Stock reserved for issuance under the 2007 Plan to 6,000,000 shares.

Administration

The Compensation Committee of the Board, or the Board in the absence of such a committee, will administer the 2007 Plan. Subject to the terms of the 2007 Plan, the Compensation Committee has complete authority and discretion to determine the terms of awards under the 2007 Plan.

Grants

The 2007 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code (as amended, the “Code”) and stock appreciation rights, as described below:

•
Options granted under the 2007 Plan entitle the grantee, upon exercise, to purchase a specified number of shares from us at a specified exercise price per share. The exercise price for shares of Common Stock covered by an option cannot be less than the fair market value of the Common Stock on the date of grant unless agreed to otherwise at the time of the grant.

•
Restricted stock awards and restricted stock units may be awarded on terms and conditions established by the compensation committee, which may include performance conditions for restricted stock awards and the lapse of restrictions on the achievement of one or more performance goals for restricted stock units.

•
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable, and other terms and conditions.

•
The 2007 Plan authorizes the granting of stock awards. The compensation committee will establish the number of shares of Common Stock to be awarded and the terms applicable to each award, including performance restrictions.

•
Stock appreciation rights (SARs) entitle the participant to receive a distribution in an amount not to exceed the number of shares of Common Stock subject to the portion of the SAR exercised multiplied by the difference between the market price of a share of Common Stock on the date of exercise of the SAR and the market price of a share of Common Stock on the date of grant of the SAR.

Duration, Amendment, and Termination

The Board has the power to amend, suspend or terminate the 2007 Plan without stockholder approval or ratification at any time or from time to time. No change may be made that increases the total number of shares of Common Stock reserved for issuance pursuant to incentive awards or reduces the minimum exercise price for options or exchange of options for other incentive awards, unless such change is authorized by our stockholders within one year. Unless sooner terminated, the 2007 Plan would terminate ten years after it is adopted.

Director Compensation

On February 12, 2008, the Company’s Board of Directors approved the following compensation for non-employee directors:

(a)
Each non-employee director shall be granted non-qualified options to purchase 100,000 shares of the Company’s Common Stock at an exercise price equal to the closing stock price on February 11, 2008. Such grant shall represent a tri-annual retainer for the 2008, 2009 and 2010 fiscal years. The options granted shall vest weekly over 36 months and shall expire February 11, 2018.

(b)
Each non-employee director who serves as chairman of the Audit, Compensation or Nominating and Corporate Governance committee shall receive an annual grant of non-qualified options to purchase 3,000 shares the Company’s Common Stock. All other members of each committee shall receive an annual grant of non-qualified options to purchase 2,500 shares of the Company’s Common Stock.

KnowFat did not award stock options or other compensation to its directors in 2006. The Company’s directors are reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with their service to the Company, including travel expenses.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Securities Authorized for Issuance under Equity Compensation Plans

As of the end of fiscal year 2007, UFood had the following securities authorized for issuance under its equity compensation plans:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	2,254,702	$0.95	1,050,000

Equity compensation plans not approved by security holders	—	—	—

Total	2,254,702	$0.95	1,050,000

On December 6, 2007, the Company’s board of directors approved the grant of 87,090 non-qualified stock options to an executive of the Company. The options have an exercise price of $0.66 per share, are exercisable for 10 years and are fully vested. The Company recognized compensation expense of $15,649 in connection with this option award.

On February 12, 2008, the Company’s board of directors approved a 3,000,000 increase in the number of shares of Common Stock reserved for issuance under the 2007 Plan to 6,000,000 shares. The increase is subject to approval by a majority of shares represented at the Company’s annual meeting.

In 2006, the Company issued a warrant to an officer of the Company in 2006 to purchase up to 184,533 shares of KnowFat common stock for his personal guaranty of the Company’s obligations to TD BankNorth, N.A. was exchanged for a New Warrant with an exercise price of $1.00.

Security Ownership of Certain Beneficial Owners and Management

The following tables set forth certain information regarding the beneficial ownership of our Common Stock as of April 8, 2008, by (i) each person who, to our knowledge, owns more than 5% of the Common Stock; (ii) each of the directors and executive officers of the Company; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following tables, each person named in the table has sole voting and investment power and that person’s address is c/o UFood, 255 Washington Street, Suite 100, Newton, Massachusetts 02458. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 8, 2008 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class+

George Naddaff(1)	2,317,641	6.6%
Charles A. Cocotas(2)	230,674	*
Eric Spitz(3)	910,304	2.7%
Robert C. Grayson(4)	106,226	*
Jeffrey Ross(5)	114,208	*
Mark Giresi(6)	5,897	*
Glenn Davis(7)	2,564	*
Directors and Executive Officers as a group(1)-(7)	3,687,514	10.5%

Alan Antokal(8)	2,373,029	7.0%
Spencer Trask Ventures, Inc. and its affiliates (9)	6,328,200	17.1%
535 Madison Avenue
New York, New York 10022
Kevin Kimberlin(10)	6,328,200	17.1%
Spencer Trask Ventures, Inc.
535 Madison Avenue
New York, NY 10022
* Less than one percent
+ Based on 34,022,158 shares of Common Stock issued and outstanding as of April 8, 2008.

(1)
Includes 1,549,775 shares of Common Stock beneficially owned by Mr. Naddaff. Also includes 184,533 shares of Common Stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of the date hereof and 583,333 shares of Common Stock issuable upon exercise of options granted to Mr. Naddaff pursuant to his employment agreement which will be exercisable within 60 days of the date hereof. Does not include an additional 916,667 shares of Common Stock issuable upon exercise of options granted to Mr. Naddaff pursuant to his employment agreement which will not be exercisable within 60 days of the date hereof.

(2)
Consists of 230,674 shares of Common Stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of the date hereof. Does not include 175,000 shares of Common Stock issuable upon exercise of options granted to Mr. Cocotas pursuant to the Company’s 2007 Stock Option Plan which will not be exercisable within 60 days of the date hereof.

(3)
Includes 774,888 shares of Common Stock beneficially owned by Mr. Spitz. Also includes 135,416 shares of Common Stock issuable upon exercise of options granted to Mr. Spitz pursuant to his employment agreement which will be exercisable within 60 days of the date hereof. Does not include an additional 114,584 shares of Common Stock issuable upon exercise of options granted to Mr. Spitz pursuant to his employment agreement which will not be exercisable within 60 days of the date hereof.

(4)
Includes 74,815 shares of Common Stock beneficially owned by Mr. Grayson. Also includes 31,411 shares of Common Stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of the date hereof. Does not include an additional 98,257 shares of Common Stock issuable upon exercise of options granted to Mr. Grayson pursuant to the Company’s Non-Employee Director Compensation Plan which will not be exercisable within 60 days of the date hereof.

(5)
Includes 97,646 shares of Common Stock beneficially owned by Mr. Ross. Also includes 16,562 shares of Common Stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of the date hereof. Does not include an additional 99,103 shares of Common Stock issuable upon exercise of options granted to Mr. Ross pursuant to the Company’s Non-Employee Director Compensation Plan which will not be exercisable within 60 days of the date hereof.

(6)
Includes 5,897 shares of Common Stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of the date hereof. Does not include an additional 99,103 shares of Common Stock issuable upon exercise of options granted to Mr. Giresi pursuant to the Company’s Non-Employee Director Compensation Plan which will not be exercisable within 60 days of the date hereof.

(7)
Includes 2,564 shares of Common Stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of the date hereof. Does not include an additional 47,436 shares of Common Stock issuable upon exercise of options granted to Mr. Davis pursuant to the Company’s 2007 Stock Option Plan which will not be exercisable within 60 days of the date hereof.

(8)
Includes 2,307,677 shares of Common Stock beneficially owned by Mr. Antokal. Also includes 65,352 shares of Common Stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of the date hereof.

(9)
Based upon information provided to the Company by sources the Company believes are reliable, this includes 2,400,000 shares of Common Stock held by Spencer Trask Investment Partners, LLC and 940,000 shares of Common Stock held by Spencer Trask Breakthrough Partners LLC. It also includes 2,988,200, shares of Common Stock issuable upon excercise of warrants issued to Spencer Trask Ventures Inc. as Placement Agent and currently excercisable or excercisable within 60 days of the date hereof. Kevin Kimberlin is the beneficial owner of the securities held by the forgoing Spencer Trask entities. Does not include 360,000 shares held by an employer of Spenscer Trask Ventures Inc.

(10)	Consists of 6,328,200 shares held by the Spenser Trask entities described in footnote (9) above.

Item 12.	Certain Relationships and Related Transactions, and Director Independence.

Directors and Officers of UFood

In May 2006, KnowFat entered into an agreement with George Naddaff, Chairman and CEO, by which Mr. Naddaff received a warrant to purchase up to 184,533 shares of KnowFat’s common stock in exchange for Mr. Naddaff’s personal guaranty of KnowFat’s credit obligations to the Bank.

KnowFat’s directors have received stock option grants and reimbursement of certain expenses. See the “Director Compensation” section of this Report. Two of the Company’s directors are also executive officers. Mr. Naddaff and Mr. Spitz entered into employment agreements with the Company and each receives compensation thereunder. See the “Agreements with Executive Officers and Consultants” section of this Report.

Transactions with Former UFood Shareholders

Prior to the closing of the Merger, UFood transferred all of its operating assets and liabilities to its wholly owned subsidiary, Axxent Media, Inc., and contemporaneously with the closing of the Merger split-off Axxent Media, Inc. through the sale of all of the outstanding shares of Axxent Media Inc. to Brent Hahn, the former Chief Executive Officer of UFood. In connection with the split-off, 16,200,000 shares of Common Stock held by Mr. Hahn prior to the Merger were surrendered and cancelled without further consideration.

Transactions with the Placement Agent and Its Related Parties

The Company retained the services of Spencer Trask Ventures, Inc. as placement agent (Placement Agent) in connection with a private offering (the Offering) of up to 8,000,000 of its securities (Units), plus an over-allotment of 5,000,000 Units, at a price of $1.00 per Unit, to accredited investors in December 2007. Each Unit consists of one share of Common Stock and a warrant to purchase one-half, or 50%, of a share of Common Stock. The Company paid the Placement Agent a commission of 10% of the funds raised from the investors in the Offering plus an expense allowance of $190,000. In addition, the Placement Agent received warrants to purchase a number of shares of Common Stock equal to 20% of the shares of Common Stock included in the Units sold to investors in the Offering. As a result of the foregoing, the Placement Agent was paid commissions of $616,000 and received warrants to purchase 1,232,000 shares of Common Stock in connection with the first and second closings of the Offering in December 2007. The Placement Agent was paid further commissions of approximately $478,100 and received warrants to purchase an additional 956,200 shares of Common Stock in connection with the third, fourth and fifth closings of the Offering.

The Placement Agent acted as UFood’s placement agent in connection with its sale of $2,000,000 of principal amount of UFood Convertible Notes which was consummated in September 2007 (the Note Offering). The Company paid $200,000 to the Placement Agent as cash compensation for such services. In addition, the Company issued a warrant to purchase 800,000 shares of Common Stock at an exercise price of $1.00 per share as additional compensation. The warrants have a term of seven-years and are fully exercisable. The Company also paid to the Placement Agent an expense allowance of $75,000 in connection with such placement.

In August 2007, Spencer Trask Breakthrough Partners (STBP), a party related to the Placement Agent of the Note Offering, purchased an aggregate of 3,600,000 shares of Common Stock from various shareholders of UFood who were selling shareholders in UFood’s Form SB-2 Registration Statement that was declared effective by the SEC in August 2006. The aggregate purchase price paid to such shareholders by STBP for such shares was $525,000. In addition, STBP purchased $50,000 of UFood Convertible Notes in September 2007 which converted to 102,125 shares of Common Stock upon the consummation of the Offering.

STBP subsequently transferred 2,400,000 shares of Common Stock to Spencer Trask Investment Partners, LLC, a related party to the Placement Agent, and 360,000 shares to an individual employed by the Placement Agent.
Board Independence

We believe that Messrs. Grayson and Giresi are “independent” directors as that term is defined by applicable listing standards of the Nasdaq stock market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee definition of Rule 16b-3 promulgated under the Exchange Act. Jeffrey Ross, who is not an independent director, is a member of the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors.

Item 13.	Exhibits.

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of December 18, 2007, by and among UFood Restaurant Group, Inc., KnowFat Acquisition Corp. and KnowFat Franchise Company, Inc. (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

2.2	Certificate of Merger (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

3.1(a)
Amended and Restated Articles of Incorporation of UFood Restaurant Group, Inc. (f/k/a Axxent Media Corporation and UFood Franchise Company) (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on August 22, 2007)

3.1(b)	Amendment to Articles of Incorporation of UFood Restaurant Group, Inc. (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on September 26, 2007)

3.2
Amended and Restated Bylaws of UFood Restaurant Group, Inc. (f/k/a Axxent Media Corporation and UFood Franchise Company) (incorporated by reference from the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 31, 2006)

4.1
Form of Investor Warrant of UFood Restaurant Group, Inc. issued as of December 18, 2007 (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

4.2	Form of Lock-Up Agreement (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.1
Form of Registration Rights Agreement, dated as of December 18, 2007, by and between UFood Restaurant Group, Inc. and the investors in the Offering (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.2
Split-Off Agreement, dated as of December 18, 2007, by and among UFood Restaurant Group, Inc., Brent Hahn, Axxent Media Inc. and KnowFat Franchise Company, Inc.(incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.3
General Release Agreement, dated as of December 18, 2007, by and among UFood Restaurant Group, Inc., Brent Hahn, Axxent Media, Inc. and KnowFat Franchise Company, Inc.(incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.4
Employment Agreement between KnowFat Franchise Company, Inc. and George Naddaff (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.5
Employment Agreement between KnowFat Franchise Company, Inc. and Eric Spitz (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.6	KnowFat Franchise Company, Inc. 2004 Stock Option Plan (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.7	UFood Restaurant Group, Inc. 2007 Equity Incentive Plan (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.8
Form of Stock Option Agreement by and between UFood Restaurant Group, Inc. and participants under the 2004 Stock Option Plan (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.9
Form of Stock Option Agreement by and between UFood Restaurant Group, Inc. and participants under the 2007 Equity Incentive Plan (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.10
Escrow Agreement by and between UFood Restaurant Group, Inc. and Gottbetter & Partners, LLP, dated December 18, 2007 (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.11
Escrow Agreement by and between UFood Restaurant Group, Inc., George Naddaff, Eric Spitz and Gottbetter & Partners, LLP, dated December 18, 2007 (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.12
Securities Purchase Agreement by and between UFood Franchise Company, inc. and the Buyers (as defined therein), dated September 24, 2007 (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.13	Form of Investor Note issued by UFood Franchise Company, Inc. (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.14	Form of Placement Agent Warrant issued as of October 4, 2007 (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.15
Placement Agency Agreement by and between UFood Franchise Company, Inc. and Spencer Trask Ventures, Inc., dated as of August 24, 2007 (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.16
Subordination Agreement by and between T.D. Banknorth, N.A. and UFood Franchise Company, Inc., dated as of September 24, 2007 (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.17
Bridge Loan Agreement by and between KnowFat Franchise Company, Inc. and UFood Franchise Company, dated as of September 24, 2007 (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.18
Bridge Note issued by KnowFat Franchise Company, Inc. to UFood Franchise Company, Inc. dated September 24, 2007 (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.19
Bridge Note issued by KnowFat Franchise Company, Inc. to UFood Franchise Company dated October 4, 2007 (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.20
Employment agreement between UFood Restaurant Group, Inc. and Charles A. Cocotas (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on February 19, 2008)

10.21	Placement Agency Agreement by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc. and Spencer Trask Ventures, Inc. dated October 17, 2007*

10.22
Amendment No. 1 to Placement Agency Agreement, dated February 14, 2008, by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc. and Spencer Trask Ventures, Inc. dated October 17, 2007*

10.23	Form of Subscription Agreement between UFood Restaurant Group, Inc., Spencer Trask Ventures, Inc. and Private Placement Investors*

10.24	Form of Warrant Issued to Spencer Trask Ventures, Inc. in connection with the Offering*

10.25	Finder’s Fee Agreement between UFood Restaurant Group, Inc. and Spencer Trask Ventures, Inc. dated December 18, 2007*

10.26	UFood Restaurant Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on February 19, 2008)

14.1	UFood Restaurant Group, Inc. Code of Ethics (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on February 19, 2008)

16.1
Letter to the Securities and Exchange Commission from Manning Elliot LLP, dated March 6, 2008, regarding a change in Certifying Accountant (incorporated by reference from the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 11, 2008)

21	Subsidiaries of the Registrant*

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

Item 14.	Principal Accountant Fees and Services.

The following table sets forth the fees we paid to Carlin, Charron & Rosen, LLP (CCR), our independent registered public accounting firm, during our fiscal years ended December 30, 2007 and December 31, 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning, and (iv) all other services rendered.

	Year Ended
	December 30, 2007	December 31, 2006
Audit fees (1)	$35,344	$24,055
Audit-related fees	—	—
Tax fees (2)	20,380	4,051
All other fees (3)	70,085	—
Total fees	$125,809	$28,106

(1)
Audit fees represent payments made by KnowFat to CCR in 2007 and 2006 for professional services in connection with the audit of our annual financial statements. The payments were made prior to the reverse Merger on December 18, 2007 and, therefore, were not approved by the Audit Committee.

(2)
Tax fees represent payments made by KnowFat to CCR in 2007 and 2006 for their preparation of our federal and state income tax returns. The payments were made prior to the reverse Merger on December 18, 2007 and, therefore, were not approved by the Audit Committee.

(3)
All other fees are comprised of (i) $55,085 paid to CCR for professional services in connection with their review of KnowFat’s 2007 quarterly financial statements and the Current Report on Form 8-K filed on December 26, 2007 in connection with the Merger and (ii) $15,000 for accounting assistance prior to the Merger. These amounts were not approved by the Audit Committee.

On February 12, 2008, the Company’s Board of Directors designated an Audit Committee. The Audit Committee pre-approves all audit and non-audit services to be provided by the independent registered public accounting firm. The Board of Directors and the Audit Committee in their discretion may direct the appointment of a different independent registered public accounting firm at any time during the year if they determine that such a change would be in the best interests or our Company and our stockholders.

The Audit Committee’s responsibilities include:

•	selecting, approving the compensation of, and assessing the independence of our registered public accounting firm;

•	overseeing the work of our registered public accounting firm;

•	reviewing with management and our registered public accounting firm the effect of regulatory and accounting initiatives;

•	reviewing and discussing with management and the registered public accounting firm our annual and quarterly financial statements and related disclosures; and

•	meeting independently with our registered public accounting firm and management.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFOOD RESTAURANT GROUP, INC.

Date: April 14, 2008	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Naddaff	Chairman of the Board and Chief Executive Officer	April 14, 2008
George Naddaff	(Principal Executive Officer)

/s/ Charles A. Cocotas	President and Chief Operating Officer, Director	April 14, 2008
Charles A. Cocotas

/s/ Glenn E.Davis	Chief Financial Officer (Principal Financial Officer)	April 14, 2008
Glenn E. Davis

/s/ Mark Giresi	Director	April 14, 2008
Mark Giresi

	Director	April 14, 2008
Robert Grayson

/s/ Jeffrey Ross	Director	April 14, 2008
Jeffrey Ross