Form 10-Q
period 2008-03-30
UFood Restaurant Group, Inc.
filed 2008-05-19
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE EXCHANGE ACT

For the transition period from _________ to _________

Commission File Number: 333-136167

UFOOD RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4463582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

255 Washington Street, Suite 100
Newton, MA 02458
(Address of principal executive offices)

(617) 787-6000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☐ Yes ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☒ No

As of May 9, 2008, there were 32,078,693 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Index to Consolidated Financial Statements

Consolidated Balance Sheets as of March 30, 2008 (unaudited) and December 30, 2007	4 - 5

Consolidated Statements of Operations for the Unaudited Fiscal Quarters Ended March 30, 2008 and April 1, 2007	6

Consolidated Statements of Cash Flows for the Unaudited Fiscal Quarters Ended March 30, 2008 and April 1, 2007	7

Notes to Consolidated Financial Statements	8 - 17

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
March 30, 2008 and December 30, 2007

 Assets
	March 30, 2008	December 30, 2007
	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$4,016,747	$3,352,201
Restricted cash	1,005,646	1,083,612
Accounts receivable	406,796	93,534
Inventories	182,328	193,359
Prepaid expenses and other current assets	185,639	40,283
	5,797,156	4,762,989

Property and equipment:
Equipment	891,799	874,853
Furniture and fixtures	223,958	209,893
Leasehold improvements	2,305,929	2,301,571
Website development costs	27,050	27,050
	3,448,736	3,413,367
Accumulated depreciation and amortization	824,212	699,305
	2,624,524	2,714,062

Other assets:
Goodwill	977,135	977,135
Other	127,325	129,360
	1,104,460	1,106,495

Total assets	$9,526,140	$8,583,546

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
March 30, 2008 and December 30, 2007

 Liabilities and Stockholders’ Equity
	March 30, 2008	December 30, 2007
	(unaudited)	(audited)

Current liabilities:
Current portion of long-term debt	$1,823,386	$1,874,993
Current portion of capital lease obligations	48,778	51,582
Accounts payable	260,000	727,293
Franchisee deposits	819,500	504,500
Accrued expenses and other current liabilities	875,094	439,226
	3,826,758	3,597,594

Long-term liabilities:
Long-term debt	636,188	730,691
Capital lease obligations	70,865	83,005
Other noncurrent liabilities	183,192	152,158
	890,245	965,854

Total liabilities	4,717,003	4,563,448

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 32,078,693 and 29,241,158 shares issued and outstanding	32,079	29,241
Additional paid-in capital	21,402,335	18,833,096
Accumulated deficit	(16,625,277)	(14,842,239)
Total stockholders' equity	4,809,137	4,020,098

Total liabilities and stockholders’ equity	$9,526,140	$8,583,546

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Operations - Unaudited
For the Three Months Ended March 30, 2008 and April 1, 2007

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenues:
Store sales	$1,251,882	$1,258,954
Franchise royalties and fees	73,684	70,681
	1,325,566	1,329,635

Costs and expenses:
Store operating expenses:
Cost of goods sold, food and paper products	502,523	564,244
Labor	397,463	423,541
Occupancy	146,091	113,241
Other store operating expenses	255,740	202,485
General and administrative expenses	1,484,388	730,906
Advertising, marketing and promotion expenses	184,256	60,212
Depreciation and amortization	124,907	108,172
Loss on disposal of assets	2,509	—
Total costs and expenses	3,097,877	2,202,801

Operating loss	(1,772,311)	(873,166)

Other income (expense):
Interest income	15,460	9,103
Interest expense	(26,187)	(80,939)
Other income (expense), net	(10,727)	(71,836)

Loss before income taxes	(1,783,038)	(945,002)
Income taxes	—	—

Net loss	$(1,783,038)	$(945,002)

Basic and diluted loss per share	$(0.06)	$(0.15)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows - Unaudited
For the Three Months Ended March 30, 2008 and April 1, 2007

	Three Months Ended
	March 30, 2008	April 1, 2007

Cash flows from operating activities:
Net loss	$(1,783,038)	$(945,002)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	124,907	108,172
Amortization of deferred financing costs	3,968	—
Stock-based compensation	104,073	—
Loss on disposal of assets	2,509	—
Non-cash promotion expenses	71,000	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(313,262)	(12,696)
Inventories	11,031	(5,764)
Prepaid expenses and other current assets	(145,356)	(11,135)
Other assets and noncurrent liabilities	29,101	8,589
Accounts payable	(467,293)	(86,629)
Franchisee deposits	315,000	—
Accrued expenses and other current liabilities	362,359	32,814
Net cash used in operating activities	(1,685,001)	(911,651)

Cash flows from investing activities:
Acquisition of property and equipment	(35,368)	(12,417)
Net cash used in investing activities	(35,368)	(12,417)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,468,004	—
Payments on long-term debt	(146,111)	(324,466)
Payments on capital lease obligations	(14,944)	(17,107)
(Increase) decrease in restricted cash	77,966	(102,313)
Net cash provided by (used in) financing activities	2,384,915	(443,886)

Increase (decrease) in cash and cash equivalents	664,546	(1,367,954)
Cash and cash equivalents – beginning of year	3,352,201	1,840,090

Cash and cash equivalents – end of year	$4,016,747	$472,136

See accompanying notes.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements – Unaudited

1.	Nature of Operations and Basis of Presentation

Nature of Operations

UFood Restaurant Group, Inc. was incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, UFood was a development stage company headquartered in Vancouver, Canada. As Axxent Media Corp., the Company’s business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, the Company changed its name to UFood Franchise Company, Inc., and on September 25, 2007, changed its name to UFood Restaurant Group, Inc. (UFood or the Company).

On December 18, 2007, (the Merger Date) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of March 30, 2008, the Company’s operations consisted of five company-operated restaurants, including one franchise-owned location operated by the Company pursuant to a management services agreement, and three franchise-operated locations. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at March 30, 2008, and the results of its operations and cash flows for the three months ended March 30, 2008 and April 1, 2007. The results of operations for the three months ended March 30, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 30, 2007 included in the Company’s Annual Report on Form 10-KSB.

2.	Summary of Significant Accounting Policies

Fiscal Quarters

In 2008, our fiscal quarters end on March 30th, June 29th, September 28th and December 28th. In 2007, our fiscal quarters ended on April 1st, July 1st, September 30th and December 30th.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements – Unaudited

Principles of Consolidation

The consolidated financial statements include the assets, liabilities and results of operations of UFood Restaurant Group, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated.

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

Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation.

Revenue Recognition

The Company records revenue for company-owned store sales upon the delivery of the related food and other products to the customer.

The Company follows the accounting guidance of Statement of Financial Accounting Standard (SFAS) No. 45, Accounting for Franchise Fee Income. Franchisee deposits represent advances on initial franchise fees prior to the opening of the franchisee location. We recognize initial franchise fee revenue when all material services we are required to perform and all material conditions we are required to satisfy have been substantially completed, which is generally the opening of the franchised location. The Company defers direct costs related to franchise sales until the related revenue is recognized; however, the deferred costs shall not exceed anticipated revenue less estimated additional related costs. Such costs include training, facilities design, menu planning and marketing. Franchise royalty revenues are recognized in the same period the relevant franchisee sales occur.

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

Earnings Per Share Data

Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with SFAS No. 128, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements – Unaudited

Fair Value of Financial Instruments

The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses and debt obligations approximate their fair values due to the short-term maturity of these instruments.

Stock-Based Compensation

The Company determines the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment. The Black-Scholes option pricing model requires extensive accounting judgment and financial estimate, including estimates of the expected term participants will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock price over the expected term.

Stock-based compensation expense recognized during the three months ended March 30, 2008 totaled $104,073. There were no equity awards granted during the three months ended April 1, 2007. Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements. SFAS No 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements – Unaudited

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

3.	Capital Stock

During the three months ended March 30, 2008, the Company sold 2,790,000 units (Units) of its securities at a price of $1.00 per Unit in connection with the third and fourth closings of its private placement of securities (the Offering). Each Unit consists of one share of common stock of the Company, par value $0.001 per share (Common Stock) and a warrant to purchase one-half of one share of Common Stock (the Investor Warrants). The Investor Warrants are exercisable for a period of five years at an exercise price of $1.25 per whole share of Common Stock.

In connection with the Offering, the Company retained a placement agent (Placement Agent) and paid the Placement Agent a commission of 10% of the funds raised from the investors in the third and fourth closings of the Offering. In addition, the Placement Agent received warrants to purchase a number of shares of Common Stock equal to 20% of the shares of Common Stock included in the Units sold to investors in the Offering. The Placement Agent warrants are exercisable for seven years at an exercise price of $1.00 per share. The Placement Agent was paid commissions of $279,000 and received warrants to purchase 558,000 shares of Common Stock in connection with the third and fourth closings of the Offering.

Within 90 days of the final closing of the Offering, the Company is expected to file a registration statement, to become effective in an additional 90 days from the filing date, registering for resale all shares of Common Stock issued in the Offering, including Common Stock (i) included in the Units; (ii) issuable upon exercise of warrants included in the Units; (iii) issuable upon conversion of promissory notes (the Investor Notes) sold in anticipation of the Offering; and (iv) issuable upon exercise of warrants issued to purchasers of the Investor Notes in connection with the conversion of their Investor Notes. The Company is obligated to pay monetary penalties equal to one and one-quarter percent (1.25%) of the purchase price paid by the holders of registrable securities for each full month that (i) the Company is late in filing the registration statement or (ii) the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross purchase price paid by the holders of registrable securities.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements – Unaudited

4.	Stock-Based Compensation

The Company has two share-based, shareholder approved employee compensation plans, the KnowFat 2004 Stock Option Plan (the 2004 Plan) and the UFood 2007 Equity Incentive Plan (the 2007 Plan, and together with the 2004 Plan, the Equity Plans), which are described below. During the three months ended March 30, 2008 the Company recognized $104,073 of stock-based compensation expense for awards under the Equity Plans.

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

The fair value of each stock option granted during the three months ended March 30, 2008 was estimated on the date of grant using the following assumptions:

2008

Expected term (years)	6
Expected volatility	45%
Risk-free interest rate	4.37%
Expected annual dividend	None

The expected term is based on the weighted average midpoint between vesting and the contractual term. Expected volatility is based on the historical volatility of published common stock prices over the last six years of comparable publicly held companies. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted during the three months ended March 30, 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The 2004 Plan

Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 304,702 shares of common stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. There were no options granted, exercised or forfeited under the 2004 Plan during the three months ended March 30, 2008 and April 1, 2007. At March 30, 2008, there were 304,702 options outstanding under the 2004 Plan. All of the outstanding options are exercisable as of March 30, 2008. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at March 30, 2008.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements – Unaudited

The 2007 Plan

There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 3,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. At March 30, 2008, there are 2,716,000 stock options outstanding under the 2007 Plan. The outstanding stock options have a weighted average exercise price of $1.06 per share, have a contractual term of 10 years and vest over three years. At March 30, 2008, options to purchase 773,211 shares of Common Stock were exercisable at a weighted average exercise price of $1.01. An additional 582,121 options will vest in fiscal 2008 and 730,333 and 630,334 options will vest in fiscal 2009 and 2010, respectively.

Activity under the 2007 Plan from December 18, 2007, the Merger Date, through March 30, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at December 17, 2007	-0-	$—
Granted	1,950,000	1.00
Exercised	—	-	-
Forfeited	—	-	-
Outstanding at December 30, 2007	1,950,000	$1.00	10.0	$175,500
Granted	766,000	1.22	10.0
Exercised	—	-	-
Forfeited	—	-	-
Outstanding at March 30, 2008	2,716,000	$1.06	9.8	$380,500

Exercisable at March 30, 2008	773,211	$1.01	9.8	$146,910

The weighted average grant date fair value of options granted under the 2007 Plan during the first quarter of fiscal 2008 was $0.60.

At March 30, 2008 there was $771,214 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately 2.9 years.

On February 12, 2008, the Company’s board of directors approved an increase in the number of shares of Common Stock reserved for issuance under the 2007 Plan to 6,000,000 shares. The increase is subject to shareholder approval.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements – Unaudited

5.	Income Taxes

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

No provision for current income taxes has been recorded for 2008 and 2007 due to the Company’s cumulative net losses. Significant components of deferred tax assets are net operating loss carryforwards, start-up costs and organizational costs capitalized for tax purposes, and deferred revenue. Significant components of deferred tax liabilities are depreciation of property and equipment.

Management has evaluated the evidence bearing upon the realization of its deferred tax assets and has determined that it is more likely than not that the Company will not recognize the benefits of its federal and state deferred tax assets. As a result, the Company has recorded a full valuation allowance against its deferred tax assets. If the Company should generate sustained future taxable income against which these tax attributes might be applied, some portion or all of the valuation allowance would be reversed.

The Company’s income tax returns have not been audited by the Internal Revenue Service (IRS) or any state taxing authority. The years 2004 through 2007 remain open to examination by the IRS and state taxing authority. The Company believes it is not subject to any tax exposure beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date FIN No. 48 was adopted, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

6.	Commitments and Contingencies

Legal matters

In November 2007, the Company received a letter from counsel to a former franchisee regarding potential claims against the Company and certain of its officers and directors. The letter stated a desire for the parties to reach a mutually-satisfactory negotiated resolution to the dispute. A draft demand for arbitration, which was not filed, was included with the letter and claimed that the Company and certain of its officers and directors made false and misleading statements (and material omissions of facts) in connection with the sale of the franchise in violation of the Minnesota Franchise Act. The draft demand sought damages in the approximate amount of $2,000,000. The Company believed that it complied with all applicable franchise rules and regulations in its dealings with the former franchisee and sought to vigorously defend any claims that were brought. This matter was settled in April 2008.

KFLG Watertown, Inc. (KFLG), a wholly-owned subsidiary of the Company, received a Default Letter (the Default Letter) on April 2, 2008, from BAA Boston, Inc. (BAAB) claiming certain defaults under KFLG’s Sublease Agreement with BAAB for retail premises (the Premises) at Logan International Airport in Boston, Massachusetts (the Sublease Agreement). The Default Letter claims that KFLG is in default of its obligations under the Sublease Agreement due to, among other things, KFLG’s failure to timely make certain subtenant improvements. The Default Letter demands that KFLG pay $104,000 in liquidated damages to BAAB and pay legal fees and expenses of BAAB in the amount of $48,000. This matter is only in the claim stage and no legal proceeding has been commenced. The Company believes it made the subtenant improvements on a timely basis and has denied BAAB’s allegations that it is in default of the Sublease Agreement. The Company has been in contact with representatives of BAAB to try and resolve this matter. In the event the Company is unable to resolve this matter, BAAB has indicated it will seek to enforce any and all of its rights and remedies available under the Sublease Agreement including the possible termination of the Sublease.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements – Unaudited

In connection with the build-out of the Premises, certain subcontractors that performed work on the Premises filed liens totaling $253,431 (the Lien Amount) against the Company’s subsidiaries and their properties in connection with payments for services allegedly past due. In April 2008, pursuant to the terms of the Sublease Agreement, the Company posted a cash collateralized surety bond for 120% of the Lien Amount. The general contractor on the project is responsible for the amounts claimed by the subcontractors but was recently forced into involuntary bankruptcy. The Company paid the general contractor for, among other things, certain amounts claimed by the subcontractor.

The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

7.	Supplemental Disclosures of Cash Flow Information:

	2008	2007

Cash paid during the period for interest	$25,529	$63,254

Summary of non-cash investing and financing activities
Accrued preferred stock dividends	$—	$244,057

8.	Earnings per share

The amounts used for basic and diluted per share calculations are as follows:

	2008	2007
Net loss	$(1,783,038)	$(945,002)
Preferred stock dividend requirements	—	244,057
Net loss allocable to common stockholders	$(1,783,038)	$(1,189,059)

Weighted average number of shares outstanding – basic and diluted	31,047,693	7,961,133
Basic and diluted per common share	$(0.06)	$(0.15)

Diluted earnings (loss) per share are not presented since the effect of the assumed exercise of options and warrants to purchase common stock would have been anti-dilutive. A total of 976,261 and 77,445 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the three months ended March 30, 2008 and April 1, 2007, respectively, because their inclusion would have been anti-dilutive.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements – Unaudited

9.	Segment Data

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

The accounting policies of the segments are the same. Interest expense has been allocated based on operating results and total assets employed in each segment.

Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments’ revenues and net loss agree with the comparable amounts contained in the Company’s consolidated financial statements.

Segment information for the Company’s two business segments follows:

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenues:
Store operations	$1,251,882	$1,258,954
Franchise operations	73,684	70,681
Total revenue	$1,325,566	$1,329,635

Segment loss:
Store operations	$(102,166)	$(94,430)
Franchise operations	(767,440)	(118,080)
Total segment loss	$(869,606)	$(212,510)

Advertising, marketing and promotion	$184,256	$60,212
Depreciation and amortization	124,907	108,172
Unallocated general and administrative expenses	546,033	492,272
Interest (income) expense	10,727	71,836
Loss on disposal of assets	2,509	—
Net loss	$(1,738,038)	$(945,002)

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements – Unaudited

10.	Subsequent Events

On March 31, 2008 the Company sold 1,991,000 Units at a price of $1.00 per Unit in connection with the final closing of its private placement of securities (see Note 3). The Company paid the Placement Agent a commission of $199,100 representing 10% of the funds raised in the final closing. In addition, the Placement Agent received warrants to purchase 398,200 shares of Common Stock representing 20% of the shares of Common Stock included in the Units sold to investors in the final closing.

In April 2008, the Company paid $800,000 to extinguish the $880,628 note payable issued in connection with the Company’s acquisition of the Downtown Crossing restaurant and store and recorded a gain on extinguishment of debt of $80,628.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” in our Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008 and elsewhere in this report.

Overview

We were incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, we were a development stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. As Axxent Media Corp., our business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, we changed our name to UFood Franchise Company, Inc., and on September 25, 2007, we changed our name to UFood Restaurant Group, Inc. (UFood or the Company).

On December 18, 2007, a wholly-owned subsidiary of the Company merged (the Merger) with and into KnowFat Franchise Company, Inc. (KnowFat) with KnowFat surviving the Merger as our wholly-owned subsidiary. Following the Merger, we continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. KnowFat was founded in 2004 to capitalize on the popularity of a chain of fast-casual concept restaurants operating under the tradename “Lo Fat Know Fat” in the greater Boston area, as well as the growing trend in the United States towards healthier living and eating. After operating for three years as KnowFat! Lifestyle Grille, while continuously modifying and improving the concept, management arrived at the conclusion that the KnowFat! name sent the wrong marketing message and alienated some people within the mainstream customer set. As a result, we have decided that future locations will operate under the name UFood Grill. Management believes that the new brand will embrace the mainstream customer better and help extend the concept into a nation-wide chain.

During the three months ended March 30, 2008, we entered into franchise and development agreements to open five UFood Grill units in the Chicago metropolitan area and 38 UFood Grill units in a five state area comprised of Colorado, Utah, Montana, Idaho and Wyoming. As of March 30, 2008, our operations consisted of five company-operated restaurants, including one franchise-owned location operated by the Company pursuant to a management services agreement, and three franchise-operated locations in Boston, Naples and Sacramento. One of our company-operated restaurants and two of our franchise-operated locations operate under the name UFood Grill. The conversion of the remaining five KnowFat! Lifestyle Grille units is expected to take place over the next several months.

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

Critical Accounting Policies & Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the three months ended March 30, 2008 and April 1, 2007 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner. As described in Item 6, “Management’s Discussion and Analysis or Plan of Operations” and Item 7, “Financial Statements” of our Annual Report on Form 10-KSB for the fiscal year ended December 30, 2007 filed with the Securities and Exchange Commission on April 14, 2008, we consider our policies on accounting for revenue recognition, valuation of goodwill, income taxes, lease obligations and stock-based compensation to be the most critical in the preparation of the accompanying consolidated financial statements because they involve the most difficult, subjective, or complex judgments about the effect of matters that are inherently uncertain. There have been no material changes to our application of critical accounting policies and significant judgments and estimates since December 30, 2007.

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenues:
Store sales	94.4%	94.7%
Franchise royalties and fees	5.6	5.3
Other revenue	—	—
	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Cost of goods sold, food and paper products	40.1%	44.8%
Labor	31.7	33.6
Occupancy	11.7	9.0
Other store operating expenses	20.4	16.1
General and administrative expenses	112.0	55.0
Advertising, marketing and promotion expenses	13.9	4.5
Depreciation and amortization	9.4	8.1
Loss on disposal of assets	0.2	—
Total costs and expenses	233.7	165.7

Operating loss	(133.7)	(65.7)

Other income (expense):
Interest income	1.2	0.7
Interest expense	(2.0)	(6.1)
Other income (expense), net	(0.8)	(5.4)

Loss before income taxes	(134.5)	(71.1)
Income taxes	—	—

Net loss	(134.5)%	(71.1)%

(1)	As a percentage of store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Three Months Ended
	March 30, 2008	April 1, 2007
Company-owned locations:
Locations at the beginning of the year	4	5
Locations opened	—	—
Locations closed	—	—
Locations sold	—	—
Locations transferred (1)	1	—
Locations at the end of the period	5	5

Franchise-owned locations:
Locations at the beginning of the year	4	4
Locations opened	—	—
Locations closed	—	—
Locations sold	—	—
Locations transferred (1)	(1)	—
Locations at the end of the period	3	4

System-wide locations
Locations at the beginning of the year	8	9
Locations opened	—	—
Locations closed	—	—
Locations sold	—	—
Locations transferred	—	—
Locations at the end of the period	8	9

(1)	During the three months ended March 30, 2008, the Company agreed to operate one franchise-owned location pursuant to the terms of a management services agreement.

Three Months Ended March 30, 2008 Compared to Three Months Ended April 1, 2007

General

For the three months ended March 30, 2008, our comparable store sales for Company operated stores decreased by 6.7%. System-wide comparable store sales decreased by 6.1%. The decrease in comparable store sales was primarily attributable to unseasonably cold and wet weather in the Boston area where our Company-operated stores are located. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Franchise-operated stores which we acquire are included in comparable store sales once they have been open for the entire period of comparison. Comparable store sales exclude closed locations.

During the three months ended March 30, 2008, average weekly sales for Company-operated stores increased by $1,020, or 5.3%, to $20,111 from $19,091 for the three months ended April 1, 2007. The increase in average weekly sales for Company-owned stores was primarily due to one new Company-owned store that opened in December 2007.

Average weekly sales for franchise-operated stores increased by $4,539, or 33.7%, to $18,005 during the three months ended March 30, 2008 from $13,466 for the three months ended April 1, 2007. The increase in average weekly sales for franchise-operated stores was primarily due higher average weekly sales at new franchise-owned stores opened in the last seven months of 2007 that were more productive than existing franchise-owned locations.

System-wide, average weekly sales increased by $2,730, or 16.5%, to $19,321 for the three months ended March 30, 2008 from $16,591 for the three months ended April 1, 2007 primarily due to higher average weekly sales at new franchise-owned stores opened in the last seven months of 2007.

Results of Operations

Revenues

Our total revenues for the three months ended March 30, 2008 decreased by $4,069, or 0.3%, to $1,325,566 from $1,329,635 for the three months ended April 1, 2007. The decrease in total revenues for the three months ended March 30, 2008, as compared to the prior year was primarily due to the decrease in comparable store sales for Company-operated stores.

The system-wide average weekly sales per store and the related number of operating weeks for the three months ended March 30, 2008 and April 1, 2007 were as follows:

	Three Months Ended		Percentage Change
	Mar. 30, 2008	April 1, 2007
System-wide average weekly sales	$19,321	$16,591	16.5%
System-wide number of operating weeks	104	117	(11.1)%

Average weekly sales is calculated by dividing total net sales by the total number of operating weeks in the period. Accordingly, the year over year change reflects sales for all locations, whereas comparable store sales are based on sales for locations that have been in operation and owned throughout the period of comparison.

Sales at Company-operated stores for the three months ended March 30, 2008 decreased by $7,072, or 0.6%, to $1,251,882 from $1,258,954 for the three months ended April 1, 2007. As a percentage of total revenues, sales at Company-operated stores decreased slightly to 94.4% of total revenues for the three months ended March 30, 2008 from 94.7% of total revenues for the three months ended April 1, 2007. The decrease in sales at Company-operated stores for the three months ended March 30, 2008 was primarily due to the decrease in comparable store sales. Average weekly sales for Company-operated stores and the related number of operating weeks for the three months ended March 30, 2008 and April 1, 2007 were as follows:

	Three Months Ended		Percentage Change
	Mar. 30, 2008	April 1, 2007
Company-operated stores average weekly sales	$20,111	$19,091	5.3%
Company-operated stores number of operating weeks	65	65	—%

During the three months ended March 30, 2008, franchise royalties and fees increased $3,003, or 4.2% to $73,684 from $70,681 for the three months ended April 1, 2007 due to an increase in royalties. The Company did not recognize any revenue from franchise fees during the three months ended March 30, 2008 or the three months ended April 1, 2007.

Average weekly sales for franchise-operated stores and the related number of operating weeks for the three months ended March 30, 2008 and April 1, 2007 were as follows:

	Three Months Ended		Percentage Change
	Mar. 30, 2008	April 1, 2007
Franchise-operated stores average weekly sales	$18,005	$13,466	33.7%
Franchise-operated stores number of operating weeks	39	52	(25.0)%

As of May 19, 2008, three franchise-operated stores were open and operating and franchise and area development agreements covering an additional 72 franchise locations had been signed. Our standard franchise and area development agreements require franchisees and area developers to develop a specified number of stores on or before specific dates. If a franchisee or area developer fails to develop stores on schedule, we have the right to terminate the franchise agreement and develop company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers and franchisees of the terms of their franchise agreements including the failure to open locations on time and non-compliance with our operating and brand requirements and other covenants under the franchise agreement.

Costs and Expenses

Cost of goods sold, food and paper products for the three months ended March 30, 2008 decreased by $61,721, or 10.9%, to $502,523 from $564,244 for the three months ended April 1, 2007. As a percentage of store sales, cost of goods sold, food and paper products decreased to 40.1% of store sales for the three months ended March 30, 2008 from 44.8% of store sales for the three months ended April 1, 2007. The decrease in cost of goods sold, food and paper products was primarily attributable to improved cost controls and slightly lower meat prices.

Labor expense for the three months ended March 30, 2008 decreased by $26,078, or 6.2%, to $397,463 from $423,541 for the three months ended April 1, 2007. The decrease in labor expense was primarily attributable to lower hourly wage rates paid to new employees hired in connection with a recently opened store and the replacement of the assistant manager position with a shift manager position. As a percentage of store sales, labor expense decreased to 31.7% of store sales for the three months ended March 30, 2008 from 33.6% of store sales for the three months ended April 1, 2007. The decrease in labor expense as a percentage of store sales for the three months ended March 30, 2008 was primarily due to the lower hourly wage rates paid to new employees and lower salaries paid to new store managers.

Occupancy costs for the three months ended March 30, 2008 increased by $32,850, or 29.0%, to $146,091 from $113,241 for the three months ended April 1, 2007. The increase in occupancy costs was primarily attributable to a new Company-operated store that opened in December 2007 and a franchise-owned location that the Company began operating pursuant to a management services agreement during the three months ended March 30, 2008 and an adjustment to recognize rent on a straight-line basis. As a percentage of store sales, occupancy costs increased to 11.7% of store sales for the three months ended March 30, 2008 from 9.0% of store sales for the three months ended April 1, 2007.

Other store operating expenses for the three months ended March 30, 2008 increased by $53,255, or 26.3%, to $255,740 from $202,485 for the three months ended April 1, 2007. The increase in other store operating expenses was primarily due to costs associated with the transition of a former franchise-owned location to a Company-operated location during the three months ended March 30, 2008 and higher utility costs. As a percentage of store sales, other store operating expenses increased to 20.4% of store sales for the three months ended March 30, 2008 from 16.1% of store sales during the three months ended April 1, 2007.

General and administrative expenses for the three months ended March 30, 2008 increased by $753,482, or 103.1%, to $1,484,388 from $730,906 for the three months ended April 1, 2007. The increase in general and administrative expenses for the three months ended March 30, 2008 compared to the same period in the prior year is primarily due to design costs incurred in connection with the planned conversion of franchise-owned and company-operated stores operating under the KnowFat! tradename to stores operating under the UFood Grill tradename, costs of operating as a public company and legal and other costs associated with the settlement of a dispute with a former franchisee. During the three months ended March 30, 2008, the Company recognized $104,073 of stock-based compensation expense. The Company did not recognize any stock-based compensation expense during the three months ended April 1, 2007. As a result of the foregoing, general and administrative expenses increased to 112.0% of total revenues during the three months ended March 30, 2008 from 55.0% of total revenues for the three months ended April 1, 2007.

Advertising, marketing and promotion expenses for the three months ended March 30, 2008 increased by $124,044, or 206.0%, to $184,256 from $60,212 for the three months ended April 1, 2007. The increase in advertising, marketing and promotion expenses was primarily due to promotion expense related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007, and expenses incurred in connection with the conversion of franchise-owned and company-operated stores operating under the KnowFat! tradename to stores operating under the UFood Grill tradename. As a percentage of total revenues, advertising, marketing and promotion expenses increased to 13.9% of total revenues in the three months ended March 30, 2008 from 4.5% of total revenues in the three months ended April 1, 2007.

Depreciation and amortization expense for the three months ended March 30, 2008 increased by $16,735, or 15.5%, to $124,907 from $108,172 for the three months ended April 1, 2007. Depreciation and amortization expense increased primarily due to the new Company-owned store location opened in December 2007 and new equipment installed in the other Company-owned store locations. As a percentage of total revenues, depreciation and amortization expense increased to 9.4% of total revenues for the three months ended March 30, 2008 from 8.1% of total revenues for the three months ended April 1, 2007.

Net interest expense for the three months ended March 30, 2008 decreased by $61,109, or 85.1%, to $10,727, from $71,836 for the three months ended April 1, 2007. As a percentage of total revenues, net interest expense decreased to 0.8% of total revenues for the three months ended March 30, 2008 from 5.4% of total revenues for the three months ended April 1, 2007. The decrease in net interest expense was primarily due to interest income earned on investments of net cash proceeds received from the sale of 8,950,000 Units in the private placement Offering through March 30, 2008.

Our net loss for the three months ended March 30, 2008 increased by $838,036, or 88.7%, to $1,783,038, from $945,002 for the three months ended April 1, 2007. Our net loss increased primarily due to the increase in general and administrative expenses and advertising, marketing and promotion expenses As a percentage of total revenues, our net loss increased to 134.5% of total revenues for the three months ended March 30, 2008 from 71.1% of total revenues for the three months ended April 1, 2007.

Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at March 30, 2008 were $5,022,393 compared to $4,435,813 at December 30, 2007. Cash is primarily used to fund our (i) capital expenditures for new and remodeled company-owned stores, (ii) acquisitions of franchise-operated stores, (iii) working capital requirements and (iv) net operating losses. At March 30, 2008, restricted cash included $919,554 of cash proceeds received from the private placement Offering and deposited in an escrow account to fund qualified public relations and investor relations expenses.

During the three months ended March 30, 2008, the Company sold 2,790,000 Units of its securities at a price of $1.00 per Unit in connection with the third and fourth closings of its private placement Offering. The Company received net cash proceeds of approximately $2,468,004 from the third and fourth closings after expenses of $321,996. In addition, on March 31, 2008, the Company sold 1,991,000 Units at a price of $1.00 per Unit in connection with the fifth and final closing of its private placement Offering.

At March 30, 2008, we had working capital of $1,970,398 compared to working capital of $1,165,395 at December 30, 2007. The increase in working capital was primarily due to an increase in cash and cash equivalents due to net cash proceeds received from 2,790,000 Units sold in the third and fourth closings of the private placement Offering.

We used $1,685,001 of cash to fund our operating activities in the three months ended March 30, 2008 compared with $911,651 of cash used to fund our operating activities in three months ended April 1, 2007. The increase in cash used to fund our operating activities was primarily due to design costs incurred in connection with the planned conversion of franchise-owned and company-operated stores operating under the KnowFat! Tradename to stores operating under the UFood Grill trade name, costs of operating as a public company, legal and other costs associated with the settlement of a dispute with a former franchisee and changes in working capital.

During the three months ended March 30, 2008, we spent $35,368 for the acquisition of equipment compared with $12,417 spent for the acquisition of equipment during the three months ended April 1, 2007.

During the three months ended March 30, 2008, financing activities provided $2,384,915 of cash, primarily due to net cash proceeds received from the sale of 2,790,000 Units of our securities described above partially offset by payments on long-term debt. During the three months ended April 1, 2007, we used $443,886 of cash for financing activities, primarily due to payments on long-term debt and an increase in restricted cash.

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

Contractual Obligations and Other Commitments

In addition to our capital expenditures requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations primarily consist of non-cancelable operating leases for our stores and administrative offices. Lease terms for our stores and administrative offices are generally for seven to ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some store leases provide for contingent rental (i.e. percentage rent) payments based on sales in excess of specified amount. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.

The following table sets forth information as of December 30, 2007 with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year		1 Year to 3 Years	4 Years to 5 Years	More than 5 Years

Long-term debt	$2,605,684	$1,874,993	(1)	$730,691	$—	$—
Capital leases	168,449	70,698		93,830	3,921	—
Operating leases	4,480,000	727,000		1,234,000	1,249,000	1,270,000

(1)
During the three months ended March 30, 2008, the Company repaid $146,111 of its long-term debt. In addition, in April 2008, we paid $800,000 to extinguish the $880,628 note payable issued in connection with the acquisition of the Downtown Crossing restaurant and store. Long-term debt due in less than 1 year includes $450,000 that becomes due upon the sale of the Company’s Landmark Center restaurant and store. The Company currently has no plans to sell its Landmark Center unit.

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

Seasonality

Although our business is not highly seasonal, it can be adversely affected by weather conditions.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No 157 defines fair value, establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of March 30, 2008, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, except for the material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls during the first fiscal quarter ended March 30, 2008 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 30, 2007 based on the criteria for effective internal control over financial reporting established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal controls over financial reporting were not effective as of December 30, 2007 and that a material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting following the reverse merger on December 18, 2007. A contributing factor to our internal control deficiencies is the Company’s small size and the lack of sufficient resources to perform the testing of internal controls within the prescribed time frame. As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.

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

This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent  public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

(b) Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2007, the Company received a letter from counsel to a former franchisee regarding potential claims against the Company and certain of its officers and directors. The letter stated a desire for the parties to reach a mutually-satisfactory negotiated resolution to the dispute. A draft demand for arbitration, which was not filed, was included with the letter and claimed that the Company and certain of its officers and directors made false and misleading statements (and material omissions of facts) in connection with the sale of the franchise in violation of the Minnesota Franchise Act. The draft demand sought damages in the approximate amount of $2,000,000. The Company believed that it complied with all applicable franchise rules and regulations in its dealings with the former franchisee and sought to vigorously defend any claims that were brought. This matter was settled in April 2008.

KFLG Watertown, Inc. (KFLG), a wholly-owned subsidiary of the Company, received a Default Letter (the Default Letter) on April 2, 2008, from BAA Boston, Inc. (BAAB) claiming certain defaults under KFLG’s Sublease Agreement with BAAB for retail premises (the Premises) at Logan International Airport in Boston, Massachusetts (the Sublease Agreement). The Default Letter claims that KFLG is in default of its obligations under the Sublease Agreement due to, among other things, KFLG’s failure to timely make certain subtenant improvements. The Default Letter demands that KFLG pay $104,000 in liquidated damages to BAAB and pay legal fees and expenses of BAAB in the amount of $48,000. This matter is only in the claim stage and no legal proceeding has been commenced. The Company believes it made the subtenant improvements on a timely basis and has denied BAAB’s allegations that it is in default of the Sublease Agreement. The Company has been in contact with representatives of BAAB to try and resolve this matter. In the event the Company is unable to resolve this matter, BAAB has indicated it will seek to enforce any and all of its rights and remedies available under the Sublease Agreement including the possible termination of the Sublease.

In connection with the build-out of the Premises, certain subcontractors that performed work on the Premises filed liens totaling $253,431 (the Lien Amount) against the Company’s subsidiaries and their properties in connection with payments for services allegedly past due. In April 2008, pursuant to the terms of the Sublease Agreement, the Company posted a cash collateralized surety bond for 120% of the Lien Amount. The general contractor on the project is responsible for the amounts claimed by the subcontractors but was recently forced into involuntary bankruptcy. The Company paid the general contractor for, among other things, certain amounts claimed by the subcontractor.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Form 8-K, filed with the Securities and Exchange Commission on February 8, 2008, is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities

On December 31, 2007, the Company failed to repay $880,628 of indebtedness incurred in connection with the acquisition of the Company’s Downtown Crossing store in Boston, Massachusetts. In April 2008, the Company paid $800,000 to fully extinguish this indebtedness.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
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

10.4	KnowFat Franchise Company, Inc. 2004 Stock Option Plan (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.5	UFood Restaurant Group, Inc. 2007 Equity Incentive Plan (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.6
Form of Stock Option Agreement by and between UFood Restaurant Group, Inc. and participants under the 2004 Stock Option Plan (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.7
Form of Stock Option Agreement by and between UFood Restaurant Group, Inc. and participants under the 2007 Equity Incentive Plan (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.8
Employment agreement between UFood Restaurant Group, Inc. and Charles A. Cocotas (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on February 19, 2008)

10.9
Placement Agency Agreement by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc. and Spencer Trask Ventures, Inc. dated October 17, 2007 (incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.11
Amendment No. 1 to Placement Agency Agreement, dated February 14, 2008, by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc. and Spencer Trask Ventures, Inc. dated October 17, 2007 (incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.12
Form of Subscription Agreement between UFood Restaurant Group, Inc., Spencer Trask Ventures, Inc. and Private Placement Investors (incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.13
Form of Warrant Issued to Spencer Trask Ventures, Inc. in connection with the Offering (incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.14
Finder’s Fee Agreement between UFood Restaurant Group, Inc. and Spencer Trask Ventures, Inc. dated December 18, 2007 (incorporated by reference from the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.15	UFood Restaurant Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference from the Company’s Form 10-QSB filed with the Securities and Exchange Commission on February 19, 2008)

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFOOD RESTAURANT GROUP, INC.

Date: May 19, 2008	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 19, 2008	By:	/s/ Glenn E. Davis
Glenn E. Davis
Chief Financial Officer
(principal financial officer)