Form 10-Q
period 2008-06-29
UFood Restaurant Group, Inc.
filed 2008-08-18
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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
☐ Yes  ☒ No

As of August 15, 2008, there were 34,812,395 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Index to Consolidated Financial Statements

Consolidated Balance Sheets as of June 29, 2008 (unaudited) and December 30, 2007	4 – 5

Consolidated Statements of Operations for the Unaudited Three Month and Six Month Periods Ended June 29, 2008 and July 1, 2007	6

Consolidated Statements of Cash Flows for the Unaudited Six Month Periods Ended June 29, 2008 and July 1, 2007	7

Notes to Consolidated Financial Statements	8 – 16

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
June 29, 2008 and December 30, 2007

Assets

	June 29, 2008	December 30, 2007
	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$3,505,594	$3,352,201
Restricted cash	593,528	1,083,612
Accounts receivable	86,025	93,534
Inventories	186,397	193,359
Prepaid expenses and other current assets	137,935	40,283
	4,509,479	4,762,989

Property and equipment:
Equipment	926,783	874,853
Furniture and fixtures	232,516	209,893
Leasehold improvements	2,450,116	2,301,571
Website development costs	27,050	27,050
	3,636,465	3,413,367
Accumulated depreciation and amortization	934,285	699,305
	2,702,180	2,714,062

Other assets:
Goodwill	977,135	977,135
Other	279,853	129,360
	1,256,988	1,106,495

Total assets	$8,468,647	$8,583,546

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
June 29, 2008 and December 30, 2007

  Liabilities and Stockholders’ Equity

	June 29, 2008	December 30, 2007
	(unaudited)	(audited)

Current liabilities:
Current portion of long-term debt	$893,731	$1,874,993
Current portion of capital lease obligations	46,149	51,582
Accounts payable	469,782	727,293
Franchisee deposits	752,500	504,500
Accrued expenses and other current liabilities	594,483	439,226
	2,756,645	3,597,594

Long-term liabilities:
Long-term debt	539,755	730,691
Capital lease obligations	78,307	83,005
Other noncurrent liabilities	199,366	152,158
	817,428	965,854

Total liabilities	3,574,073	4,563,448

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 34,812,395 and 29,241,158 shares issued and outstanding	34,812	29,241
Additional paid-in capital	24,581,157	18,833,096
Accumulated deficit	(19,721,395)	(14,842,239)
Total stockholders' equity	4,894,574	4,020,098

Total liabilities and stockholders’ equity	$8,468,647	$8,583,546

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Operations - Unaudited
For the Three and Six Month Periods Ended June 29, 2008 and July 1, 2007

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
Store sales	$1,577,040	$1,250,544	$2,828,922	$2,509,498
Franchise royalties and fees	58,331	95,887	126,058	154,506
Other revenue	—	9,756	5,957	21,818
	1,635,371	1,356,187	2,960,937	2,685,822

Costs and expenses:
Store operating expenses:
Food and paper costs	445,941	329,206	796,097	638,039
Cost of nutritional products	156,968	258,612	309,335	514,023
Labor	449,436	354,650	846,899	778,191
Occupancy	183,711	91,467	329,802	204,708
Other store operating expenses	239,106	204,240	494,846	406,725
General and administrative expenses	2,823,870	890,397	4,308,258	1,621,304
Advertising, marketing and promotion expenses	406,315	351,538	590,571	411,750
Depreciation and amortization	110,073	108,467	234,980	216,639
Loss on disposal of assets	—	490,143	2,509	490,142
Total costs and expenses	4,815,420	3,078,720	7,913,297	5,281,521

Operating loss	(3,180,049)	(1,722,533)	(4,952,360)	(2,595,699)

Other income (expense):
Interest income	34,272	6,548	49,732	15,651
Interest expense	(18,916)	(90,626)	(45,103)	(171,565)
Other income	68,575	—	68,575	—
Other income (expense), net	83,931	(84,078)	73,204	(155,914)

Loss before income taxes	(3,096,118)	(1,806,611)	(4,879,156)	(2,751,613)
Income taxes	—	—	—	—

Net loss	$(3,096,118)	$(1,806,611)	$(4,879,156)	$(2,751,613)

Basic and diluted loss per share	$(0.09)	$(0.25)	$(0.15)	$(0.40)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows - Unaudited
For the Six Months Ended June 29, 2008 and July 1, 2007

	Six Months Ended
	June 29, 2008	July 1, 2007

Cash flows from operating activities:
Net loss	$(4,879,156)	$(2,751,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	234,980	216,639
Amortization of deferred financing costs	7,935	18,477
Stock-based compensation	1,679,228	315,000
Loss on disposal of assets	2,509	490,142
Gain on extinguishment of debt	(68,575)	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	7,509	(1,508)
Inventories	6,962	13,722
Prepaid expenses and other current assets	(97,652)	(18,227)
Other assets and noncurrent liabilities	(111,224)	(17,783)
Accounts payable	(257,511)	(39,904)
Franchisee deposits	248,000	(35,000)
Accrued expenses and other current liabilities	114,467	57,618
Net cash used in operating activities	(3,112,528)	(1,752,437)

Cash flows from investing activities:
Acquisition of property and equipment	(205,077)	(12,930)
Net cash used in investing activities	(205,077)	(12,930)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,112,689	—
Proceeds from the issuance of notes payable	—	1,000,000
Proceeds from the exercise of stock options	—	(14,246)
Payments on long-term debt	(1,103,623)	(428,086)
Payments on capital lease obligations	(28,152)	(30,460)
(Increase) decrease in restricted cash, net	490,084	(103,612)
Net cash provided by (used in) financing activities	3,470,998	423,596

Increase (decrease) in cash and cash equivalents	153,393	(1,341,771)
Cash and cash equivalents – beginning of year	3,352,201	1,840,090

Cash and cash equivalents – end of period	$3,505,594	$498,319

See accompanying notes.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

1.	Nature of Operations and Basis of Presentation

Nature of Operations

UFood Restaurant Group, Inc. was incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. As Axxent Media Corp., the Company’s business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, the Company changed its name to UFood Franchise Company, Inc., and on September 25, 2007, changed its name to UFood Restaurant Group, Inc. (UFood or the Company). Prior to December 18, 2007, UFood was a development stage company headquartered in Vancouver, Canada. Following the Merger described below, the Company abandoned its plans both to obtain reproduction and distribution rights to foreign films within North America and to obtain the foreign rights to North American films for reproduction and distribution to foreign countries.

On December 18, 2007, (the Merger Date) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of June 29, 2008, the Company’s operations consisted of four company-owned restaurants and four franchisee owned restaurants, including two franchisee-owned locations operated by the Company pursuant to two separate management services agreements. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at June 29, 2008, and the results of its operations and cash flows for the three and six month periods ended June 29, 2008 and July 1, 2007. The results of operations for the three and six month periods ended June 29, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 30, 2007 included in the Company’s Annual Report on Form 10-KSB.

2.	Summary of Significant Accounting Policies

Fiscal Quarters

In 2008, our fiscal quarters end on March 30 th , June 29 th , September 28 th and December 28 th . In 2007, our fiscal quarters ended on April 1 st , July 1 st , September 30 th and December 30 th .

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

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation.

Revenue Recognition

The Company records revenue for company-owned store sales upon the delivery of the related food and other products to the customer.

The Company follows the accounting guidance of Statement of Financial Accounting Standard (SFAS) No. 45, Accounting for Franchise Fee Income . Franchisee deposits represent advances on initial franchise fees prior to the opening of the franchisee location. We recognize initial franchise fee revenue when all material services we are required to perform and all material conditions we are required to satisfy have been substantially completed, which is generally the opening of the franchised location. The Company defers direct costs related to franchise sales until the related revenue is recognized; however, the deferred costs shall not exceed anticipated revenue less estimated additional related costs. Such costs include training, facilities design, menu planning and marketing. Franchise royalty revenues are recognized in the same period the relevant franchisee sales occur.

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

Stock-Based Compensation

The Company determines the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payment . The Black-Scholes option pricing model requires extensive accounting judgment and financial estimate, including estimates of the expected term participants will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock price over the expected term.

Stock-based compensation expense recognized during the three and six month periods ended June 29, 2008 totaled $1,504,155 and $1,679,228, respectively. Stock-based compensation expense recognized during the three and six month periods ended July 1, 2007 totaled $315,000. Stock-based compensation expense is included in general and administrative expenses in the accompanying consolidated statements of operations.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

Adoption of New Accounting Principle

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s future consolidated financial statements.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives included in the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s future consolidated financial statements.

3.	Long-Term Debt

In April 2008, the Company paid $800,000 to extinguish the note payable issued in connection with the Company’s acquisition of the Downtown Crossing restaurant and store and recognized a gain from extinguishment of debt of $68,575. The gain is included in other income for the three and six month periods ended June 29, 2008 on the accompanying consolidated statement of operations.

4.	Capital Stock

Offering of Units

During the three and six month periods ended June 29, 2008, the Company sold 1,991,000 and 4,781,000 units (Units), respectively, of its securities at a price of $1.00 per Unit in connection with a private placement of securities (the Offering). Each Unit consists of one share of common stock of the Company, par value $0.001 per share (Common Stock), and a warrant to purchase one-half of one share of Common Stock (the Investor Warrants). The Investor Warrants are exercisable for a period of five years at an exercise price of $1.25 per whole share of Common Stock.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

In connection with the Offering, the Company retained a placement agent (Placement Agent) and paid the Placement Agent a commission of 10% of the funds raised in the Offering. In addition, the Placement Agent received warrants to purchase a number of shares of Common Stock equal to 20% of the shares of Common Stock included in the Units sold to investors in the Offering. The Placement Agent warrants are exercisable for seven years at an exercise price of $1.00 per share. During the three and six month periods ended June 29, 2008, the Placement Agent was paid commissions of $199,100 and $478,100, respectively, and received warrants to purchase 398,200 and 956,200 shares, respectively, of Common Stock. The Company estimated the fair value of the Placement Agent warrants using a Black Scholes option pricing model with the assumptions noted in the following table:

Expected term (years)	7
Expected volatility	45%
Risk-free interest rate	4.37%
Expected annual dividend	None

The estimated fair value of the Placement Agent warrants issued during the three and six month periods ended June 29, 2008 of $277,570 and $684,464, respectively, was considered to be a cost of the Offering and, accordingly, was charged to additional paid-in capital.

On June 27, 2008, the Company filed a registration statement, expected to become effective in an additional 90 days from the filing date, registering for resale all shares of Common Stock issued in the Offering, including Common Stock (i) included in the Units; (ii) issuable upon exercise of warrants included in the Units; (iii) issuable upon conversion of promissory notes (the Investor Notes) sold in anticipation of the Offering; and (iv) issuable upon exercise of warrants issued to purchasers of the Investor Notes in connection with the conversion of the Investor Notes. The Company is obligated to pay monetary penalties equal to one and one-quarter percent (1.25%) of the purchase price paid by the holders of registrable securities for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross purchase price paid by the holders of registrable securities.

Other Capital Stock Transactions

During the three and six month periods ended June 29, 2008, the Company issued 2,702 and 50,237 shares, respectively, of Common Stock to the Company’s chief executive officer pursuant to the terms of his employment agreement for the sale of franchises. General and administrative expenses shown on the accompanying consolidated statement of operations for the three and six month periods ended June 29, 2008 include stock-based compensation expense of $5,000 and $55,000 representing the fair value of the shares on the date they were issued.

In May 2007, the Company announced the commencement of a campaign to generate awareness of the Company in the investment community. In connection with the corporate awareness campaign, the Company entered into agreements with several firms that provide investor relations and marketing services. Pursuant to the terms of the agreements, the Company issued 740,000 shares of Common Stock (the IR Shares) and warrants to purchase 2,916,666 shares of Common Stock (the IR Warrants). The IR Warrants are exercisable for five years at an exercise price of $1.25 per share.

The IR Shares vest as follows: 15,000 IR Shares vested on June 17, 2008; 237,500 IR Shares vest no later than 45 days after the registration statement described above becomes effective; 237,500 IR Shares vest in January 2009; and 250,000 IR Shares vest in equal installments over 24 months through April 2010 or upon the achievement of specified milestones, if such vesting period is shorter. At June 29, 2008, 35,834 IR Shares were vested. General and administrative expenses for the three and six month periods ended June 29, 2008 include $172,750 of stock-based compensation expense relating to the IR Shares.

The IR Warrants vest over 24 months as follows: (i) 83,333 IR Warrants vest no later than 45 days after the registration statement described above becomes effective, (ii) 83,333 IR Warrants vest in January 2009, and (iii) 2,750,000 IR Warrants vest in equal installments over 24 months through April 2010 or upon the achievement of specified milestones, if such vesting period is shorter. At June 29, 2008, 229,166 IR Warrants were vested. The Company estimated the fair value of the IR Warrants using a Black Scholes option pricing model using the assumptions shown in the table above except for the expected term of the IR Warrants which has been estimated to be 5 years. General and administrative expenses for the three and six month periods ended June 29, 2008, include $213,495 of stock-based compensation expense relating to the IR Warrants.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

5.	Stock-Based Compensation

During the three and six month periods ended June 29, 2008, the Company recognized $1,504,155 and $1,679,228, respectively, of stock-based compensation expense for equity awards to employees, consultants and vendors. During the three and six month periods ended July 1, 2007, the Company recognized $315,000 of stock-based compensation expense.

The Company has two share-based, shareholder approved employee compensation plans, the KnowFat 2004 Stock Option Plan (the 2004 Plan) and the UFood 2007 Equity Incentive Plan (the 2007 Plan, and together with the 2004 Plan, the Equity Plans), which are described below. During the three and six month periods ended June 29, 2008 the Company recognized $ 101,195 and $155,269, respectively, of stock-based compensation expense for awards under the Equity Plans.

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

The fair value of each stock option granted during the three and six month periods ended June 29, 2008 was estimated on the date of grant using the following assumptions:

Expected term (years)	6
Expected volatility	45%
Risk-free interest rate	4.37%
Expected annual dividend	None

The expected term is based on the weighted average midpoint between vesting and the contractual term. Expected volatility is based on the historical volatility of published common stock prices over the last six years of comparable publicly held companies. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted during the three and six month periods ended June 29, 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The 2004 Plan

Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 304,702 shares of common stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. There were no options granted, exercised or forfeited under the 2004 Plan during the three and six month periods ended June 29, 2008 and July 1, 2007. At June 29, 2008, there were 304,702 options outstanding under the 2004 Plan. The Company has not recognized any compensation expense in fiscal 2008 related to options outstanding under the plan since all of the options currently outstanding under the 2004 Plan were fully vested as of December 30, 2007. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at June 29, 2008.

The 2007 Plan

There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 3,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. At June 29, 2008, there were 2,807,712 stock options outstanding under the 2007 Plan. The outstanding stock options have a weighted average exercise price of $1.07 per share, have a contractual term of 10 years and vest over three years. At June 29, 2008, options to purchase 1,016,607 shares of Common Stock were exercisable at a weighted average exercise price of $1.03. An additional 396,501 options will vest in fiscal 2008 and 733,894, 627,992 and 32,718 options will vest in fiscal 2009, 2010 and 2011, respectively.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

Activity under the 2007 Plan from December 18, 2007, the Merger Date, through June 29, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 17, 2007	-0-	$—
Granted	1,950,000	1.00
Exercised	—	-	-
Forfeited	—	-	-
Outstanding at December 30, 2007	1,950,000	$1.00	10.0	$175,500
Granted	897,920	1.22	10.0
Exercised	—	-	-
Forfeited	(40,208)	(1.22)	9.9
Outstanding at June 29, 2008	2,807,712	$1.07	9.5	$730,005

Exercisable at June 29, 2008	1,016,607	$1.03	9.2	$304,982

The weighted average grant date fair value of options granted under the 2007 Plan during the three and six month periods ended June 29, 2008 was $0.61.

General and administrative expenses for the three and six month periods ended June 29, 2008 include $101,196 and $155,269, respectively, of compensation expense for vested equity awards under the 2007 Plan. At June 29, 2008 there was $728,878 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately 2.4 years.

On February 12, 2008, the Company’s board of directors approved an increase in the number of shares of Common Stock reserved for issuance under the 2007 Plan to 6,000,000 shares. The increase is subject to shareholder approval.

Other Equity Awards

In May 2008, the Board of Directors awarded our chief executive officer and our chief operating officer non-qualified stock options to purchase 1,000,000 and 300,000 shares, respectively, of Common Stock at an exercise price of $1.23. The options granted to our chief executive officer are fully vested and expire ten years from the date of grant. The options granted to our chief operating officer vest in monthly installments through January 2010, the termination of his employment agreement, and expire ten years from the date of grant. General and administrative expenses for the three and six month periods ended June 29, 2008 include $628,015 of compensation expense related to these two grants. At June 29, 2008 there was $163,270 of unrecognized compensation expense related to the stock options awarded to our chief operating officer that will be recognized over approximately 1.6 years.

Advertising, marketing and promotion expenses shown on the accompanying consolidated statement of operations for the three and six month periods ended June 29, 2008, include $383,700 and $454,699, respectively, of stock-based compensation expense for the shares of Common Stock issued to George Foreman Ventures LLC (GFV) in 2007 that vested in June 2008. The amount of compensation expense was determined based upon the fair value of the shares of Common Stock on the date the shares became vested. Advertising, marketing and promotion expenses for the three and six month periods ended July 1, 2007 include $315,000 of stock-based compensation expense for shares of Common Stock issued to GFV.

During the three and six month periods ended June 29, 2008, the Company issued 2,702 and 50,237 shares, respectively, of Common Stock to the Company’s chief executive officer pursuant to the terms of his employment agreement for the sale of franchises (see Note 5). The Company recognized $5,000 and $55,000 of stock-based compensation expense representing the fair value of the shares issued.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

In connection with a corporate awareness campaign announced in May 2007, the Company issued 740,000 shares of Common Stock and 2,916,666 warrants for the purchase of Common Stock to several firms that provide investor relations and marketing services (see Note 5). General and administrative expenses for the three and six month periods ended June 29, 2008 include $386,246 of stock-based compensation expense for the IR Shares and IR Warrants.

6.	Income Taxes

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

7.	Commitments and Contingencies

Legal matters

In November 2007, the Company received a letter from counsel to a former franchisee regarding potential claims against the Company and certain of its officers and directors. The letter stated a desire for the parties to reach a mutually-satisfactory negotiated resolution to the dispute. A draft demand for arbitration, which was not filed, was included with the letter and claimed that the Company and certain of its officers and directors made false and misleading statements (and material omissions of facts) in connection with the sale of the franchise in violation of the Minnesota Franchise Act. The draft demand sought damages in the approximate amount of $2,000,000. The Company believed that it complied with all applicable franchise rules and regulations in its dealings with the former franchisee and sought to vigorously defend any claims that were brought. This matter was settled in April 2008. The terms of the confidential settlement agreement included a monetary payment that was included in general and administrative expenses for the three months ended March 29, 2008 and the six months ended June 29, 2008.

On April 2, 2008, KFLG Watertown, Inc. (KFLG), a wholly-owned subsidiary of the Company, received a default letter from BAA Boston, Inc. (BAAB) claiming certain defaults under KFLG’s Sublease Agreement with BAAB for retail premises (the Premises) at Logan International Airport in Boston, Massachusetts (the Sublease Agreement). On July 16, 2008, KFLG received a second default letter (the Default Letter) alleging that KFLG is in default of its obligations under the Sublease Agreement due to, among other things, KFLG’s failure to open on time and to timely make certain subtenant improvements. The Default Letter demands that KFLG pay liquidated damages of $104,000 to BAAB, past due rent of $20,000 and BAAB’s legal fees and expenses in the amount of approximately $40,000. This matter is only in the claim stage and no legal proceeding has been commenced. The Company has denied BAAB’s allegations that it is in default of the Sublease Agreement. The Company has been in contact with representatives of BAAB to try and resolve this matter. In the event the Company is unable to resolve this matter, BAAB has indicated it will seek to enforce any and all of its rights and remedies available under the Sublease Agreement including the possible termination of the Sublease.

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

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

The Company is subject to legal proceedings and claims which arise in the normal course of business. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

8.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Cash paid during the period for interest	$19,573	$108,311	$45,102	$171,565

Summary of non-cash investing and financing activities:
Accrued preferred stock dividends	$—	$232,436	$—	$476,493
Property and equipment acquired with capital lease	$18,021	$33,420	$18,021	$33,420

9.	Earnings (Loss) Per Share

The amounts used for basic and diluted per share calculations are as follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net loss	$(3,096,118)	$(1,806,611)	$(4,879,156)	$(2,751,613)
Preferred stock dividend requirements	—	(232,436)	—	(476,493)
Net loss allocable to common stockholders	$(3,096,118)	$(2,039,047)	$(4,879,156)	$(3,228,106)

Weighted average number of shares outstanding – basic and diluted	34,724,165	8,262,486	32,885,929	8,111,810
Basic and diluted per common share	$(0.09)	$(0.25)	$(0.15)	$(0.40)

Diluted earnings (loss) per share are not presented since the effect of the assumed exercise of options and warrants to purchase common stock would have been anti-dilutive. A total of 14,993,143 and 12,928,803 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the three and six month periods ended June 29, 2008, respectively, and a total of 2,960,275 potential common shares from the assumed exercise of warrants, options and convertible preferred stock were excluded from the calculation of diluted net loss per share for the three and six month periods ended July 1, 2007 because their inclusion would have been anti-dilutive.

10.	Segment Data

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

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

Inter-segment transactions are uncommon and not material. Therefore, they have not been separately reflected in the financial table below. The totals of the reportable segments’ revenues and net loss agree with the comparable amounts contained in the Company’s consolidated financial statements.

Segment information for the Company’s two business segments follows:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
Store operations	$1,577,040	$1,250,544	$2,828,922	$2,509,498
Franchise operations	58,331	105,643	132,015	176,324
Total revenue	$1,635,371	$1,356,187	$2,960,937	$2,685,822

Segment income (loss):
Store operations	$(237,179)	$(527,598)	$(339,345)	$(622,028)
Franchise operations	(972,452)	(261,371)	(1,739,892)	(379,451)
Total segment loss	$(1,209,631)	$(788,969)	$(2,079,237)	$(1,001,479)

Unallocated general and administrative expenses	$1,454,030	$473,559	$2,047,572	$965,831
Advertising, marketing and promotion	406,315	351,538	590,571	411,750
Depreciation and amortization	110,073	108,467	234,980	216,639

Interest (income) expense, net	(15,356)	84,078	(4,629)	155,914
Other income	(68,575)	—	(68,575)	—
Net loss	$(3,096,118)	$(1,806,611)	$(4,879,156)	$(2,751,613)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

We were incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, we were a development stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. As Axxent Media Corp., our business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, we changed our name to UFood Franchise Company, Inc., and on September 25, 2007, we changed our name to UFood Restaurant Group, Inc. (UFood or the Company). Following the Merger described below, the Company abandoned its plans both to obtain reproduction and distribution rights to foreign films within North America and to obtain the foreign rights to North American films for reproduction and distribution to foreign countries.

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

During the three months ended June 29, 2008, we entered into a franchise and development agreement to open three UFood Grill units in airports in Texas. At June 29, 2008, our operations consisted of four company-owned restaurants and four franchisee-owned locations including two franchisee-owned locations operated by the Company pursuant to management services agreements. The franchisee-owned restaurants are located in Boston, Naples and Sacramento. All of our Company-owned restaurants are located in the greater Boston area. Two of our Company-owned restaurants and three of our franchisee-owned locations operate under the name UFood Grill. The conversion of the remaining three KnowFat! Lifestyle Grille units is expected to take place over the next several months. Subsequent to June 29, 2008, a franchisee-owned restaurant opened in downtown Chicago.

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

We derive revenues from three sources: (i) store sales include sales of hot and cold prepared food as well as sales of health and nutrition related products; (ii) franchise royalties and fees represent amounts earned under franchise and area development agreements; and (iii) other revenues derived primarily from the sale of marketing materials to franchisees. Store operating expenses include the cost of goods, food and paper products sold in company-owned stores as well as labor and other operating costs incurred to operate Company-owned stores. General and administrative expenses, advertising, marketing and promotion expenses and depreciation expense relate to all three revenue sources.

Critical Accounting Policies & Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the three and six month periods ended June 29, 2008 and July 1, 2007 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

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

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenues:
Store sales	96.4%	92.2%	95.5%	93.4%
Franchise royalties and fees	3.6	7.1	4.3	5.8
Other revenue	—	0.7	0.2	0.8
	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Food and paper costs	33.5%	38.1%	33.9%	36.3%
Cost of nutritional products	10.0	20.7	10.9	20.5
Labor	28.5	28.4	29.9	31.0
Occupancy	11.6	7.3	11.7	8.2
Other store operating expenses	15.2	16.3	17.5	16.2
General and administrative expenses	172.7	65.7	145.5	60.4
Advertising, marketing and promotion expenses	24.8	25.9	19.9	15.3
Depreciation and amortization	6.7	8.0	7.9	8.1
Loss on disposal of assets	—	36.1	0.1	18.2
Total costs and expenses	294.4	227.0	267.3	196.6

Operating loss	(194.4)	(127.0)	(167.3)	(96.6)

Other income (expense):
Interest income	2.1	0.5	1.7	0.6
Interest expense	(1.2)	(6.7)	(1.5)	(6.4)
Other income	4.2	—	2.3	—
Other income (expense), net	5.1	(6.2)	2.5	(5.8)

Loss before income taxes	(189.3)	(133.2)	(164.8)	(102.4)
Income taxes	—	—	—	—

Net loss	(189.3)%	(133.2)%	(164.8)%	(102.4)%

(1)	Food and paper costs are shown as a percentage of food sales. The cost of nutritional products, labor, occupancy and other store operating expenses are shown as a percentage of total store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July1, 2007
Company-owned locations:
Locations at the beginning of the year	4	5	4	5
Locations opened	—	—	—	—
Locations closed	—	(1)	—	(1)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—
Locations at the end of the period	4	4	4	4

Franchise-owned locations:
Locations at the beginning of the year	4	4	4	4
Locations opened	—	1	—	1
Locations closed		—	—	—
Locations sold	—	—	—	—
Locations transferred	—	—	—	—
Locations at the end of the period(1)	4	5	4	5

System-wide locations
Locations at the beginning of the year	8	9	8	9
Locations opened	—	1	—	1
Locations closed	—	(1)	—	(1)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—
Locations at the end of the period	8	9	8	9

(1)	At June 29, 2008, the Company operated two franchise-owned locations pursuant to the terms of management services agreements.

Three Months Ended June 29, 2008 Compared to Three Months Ended July 1, 2007

General

For the three months ended June 29, 2008, our comparable store sales for Company owned stores decreased by 9.3%. System-wide comparable store sales decreased by 16.2%. For the three months ended June 29, 2008, three of our four Company-owned stores were comparable store locations and two of the four franchisee-owned locations were comparable store locations. All of the comparable store locations are located in the greater Boston area. As of June 29, 2008, the two franchisee-owned comparable store locations are being operated by the Company pursuant to two management services agreements. Comparable store sales of Company-owned and franchisee-owned locations were adversely impacted by record rainfall in the Boston area in May and June and a slowdown in consumer spending. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Franchisee-owned stores which we acquire are included in comparable store sales once they have been open for the entire period of comparison. Comparable store sales exclude closed locations.

During the three months ended June 29, 2008, average weekly sales for Company-owned stores increased by $318, or 1.2%, to $25,746 from $25,428 for the three months ended July 1, 2007. The increase in average weekly sales for Company-owned stores was primarily due to one new Company-owned store that opened in December 2007.

Average weekly sales for franchisee-owned stores decreased by $2,818, or 15.2%, to $15,680 during the three months ended June 29, 2008 from $18,498 for the three months ended July 1, 2007. The decrease in average weekly sales for franchisee-owned stores was primarily due to a decrease in sales at the two franchisee-owned locations in the Boston area. At June 29, 2008, the Company operates the two franchisee-owned locations in the Boston area pursuant to separate management services agreements.

System-wide, average weekly sales decreased by $1,943, or 8.6%, to $20,713 for the three months ended June 29, 2008 from $22,656 for the three months ended July 1, 2007 primarily due to the decrease in average weekly sales of franchisee-owned locations.

Results of Operations

Revenues

Our total revenues for the three months ended June 29, 2008 increased by $279,184, or 20.6%, to $1,635,371 from $1,356,187 for the three months ended July 1, 2007. The increase in total revenues for the three months ended June 29, 2008, as compared to the prior year was primarily due to sales generated by a new Company-owned restaurant that opened at Boston’s Logan International Airport in December 2007 partially offset by decreases in sales attributable to a Company-owned restaurant in Woburn, Massachusetts that closed in April 2007, and a Company-owned restaurant in Shrewsbury, Massachusetts that was sold in September 2007 and the decrease in comparable store sales.

The system-wide average weekly sales per store and the related number of operating weeks for the three months ended June 29, 2008 and July 1, 2007 were as follows:

	Three Months Ended
	June 29, 2008	July 1, 2007	Percentage Change
System-wide average weekly sales	$20,713	$22,656	(8.6)%
System-wide number of operating weeks	104	65	60.0%

Average weekly sales is calculated by dividing total net sales by the total number of operating weeks in the period. Accordingly, the year over year change reflects sales for all locations, whereas comparable store sales are based on sales for locations that have been in operation and owned throughout the period of comparison.

Total store sales at Company-owned stores for the three months ended June 29, 2008 increased by $326,496, or 26.1%, to $1,577,040 from $1,250,544 for the three months ended July 1, 2007. As a percentage of total revenues, sales at Company-owned stores increased to 96.4% of total revenues for the three months ended June 29, 2008 from 92.2% of total revenues for the three months ended July 1, 2007. The increase in sales at Company-owned stores for the three months ended June 29, 2008 was primarily due to sales generated by the Logan Airport location, partially offset by a decrease in sales due to the closure of a Company-owned restaurant in April 2007 and the sale of a Company-owned restaurant in September 2007. Average weekly sales for Company-owned stores and the related number of operating weeks for the three months ended June 29, 2008 and July 1, 2007 were as follows:

	Three Months Ended
	June 29, 2008	July 1, 2007	Percentage Change
Company-owned stores average weekly sales	$25,746	$25,428	1.2%
Company-owned stores number of operating weeks	52	39	33.3%

During the three months ended June 29, 2008, franchise royalties and fees decreased by $37,556, or 39.2% to $58,331 from $95,887 for the three months ended July 1, 2007 primarily due to a decrease in sales at franchisee-owned locations. Sales of franchisee-owned locations decreased primarily due to the closure of two franchisee-owned locations in the second half of 2007. The Company did not recognize any revenue from initial franchise fees during the three months ended June 29, 2008 or the three months ended July 1, 2007.

Average weekly sales for franchisee-owned stores and the related number of operating weeks for the three months ended June 29, 2008 and July 1, 2007 were as follows:

	Three Months Ended
	June 29, 2008	July 1, 2007	Percentage Change
Franchisee-owned stores average weekly sales	$15,680	$18,498	(15.2)%
Franchisee-owned stores number of operating weeks	52	26	100.0%

As of June 29, 2008, four franchisee-owned stores were open and operating and franchise and area development agreements covering an additional 71 franchise locations had been signed. Our standard franchise and area development agreements require franchisees and area developers to develop a specified number of stores on or before specific dates. If a franchisee or area developer fails to develop stores on schedule, we have the right to terminate the franchise agreement and develop company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers and franchisees of the terms of their franchise agreements including the failure to open locations on time and non-compliance with our operating and brand requirements and other covenants under the franchise agreement.

Costs and Expenses

Food and paper costs for the three months ended June 29, 2008 increased by $116,735, or 35.5%, to $445,941 from $329,206 for the three months ended July 1, 2007. The increase was primarily attributable to food and paper costs incurred at a new Company-owned restaurant that opened at Boston’s Logan International Airport in December 2007. As a percentage of food sales, food and paper costs decreased to 33.5% of food sales for the three months ended June 29, 2008 from 38.1% of food sales for the three months ended July 1, 2007. The decrease in food and paper costs as a percentage of food sales was primarily attributable to lower meat prices and a change in the sales mix of food items resulting from our newest restaurant at Logan International Airport. Our restaurant at Logan Airport operates under the UFood tradename with a streamlined menu compared with the menus at our three other Company-owned locations which operated under the KnowFat! tradename at June 29, 2008. We plan to convert our three Company-owned KnowFat! locations to the UFood concept in the second half of fiscal 2008.

The cost of nutritional products for the three months ended June 29, 2008 decreased by $101,644, or 39.3%, to $156,968 from $258,612 for the three months ended July 1, 2007. As a percentage of store sales, the cost of nutritional products decreased to 10.0% of store sales for the three months ended June 29, 2008 from 20.7% of store sales for the three months ended July 1, 2007. The decrease in the cost of nutritional products as a percentage of store sales was primarily attributable to a change in our mix of restaurant (i.e., food) sales and retail sales (i.e., nutritional products). Nutritional products represented a smaller proportion of our total store sales in during the three months ended June 29, 2008 compared with the three months ended July 1, 2007.

Store labor expense for the three months ended June 29, 2008 increased by $94,786, or 26.7%, to $449,436 from $354,650 for the three months ended July 1, 2007. The increase in labor expense was primarily attributable to labor costs incurred at our newest restaurant that opened at Logan International Airport in December 2007 and salary increases partially offset by efficiencies associated with the streamlined UFood Grill menu at our Logan Airport location. As a percentage of store sales, labor expense increased slightly to 28.5% of store sales for the three months ended June 29, 2008 from 28.4% of store sales for the three months ended July 1, 2007.

Store occupancy costs for the three months ended June 29, 2008 increased by $92,244, or 100.8%, to $183,711 from $91,467 for the three months ended July 1, 2007. The increase in occupancy costs was primarily attributable to occupancy costs at our Logan Airport store that opened in December 2007 and occupancy costs of a franchise-owned location that the Company began operating pursuant to a management services agreement during the three months ended June 29, 2008. As a percentage of store sales, occupancy costs increased to 11.6% of store sales for the three months ended June 29, 2008 from 7.3% of store sales for the three months ended July 1, 2007 primarily due to higher rent expense at our Logan International Airport location compared with our other restaurant locations.

Other store operating expenses for the three months ended June 29, 2008 increased by $34,866, or 17.1%, to $239,106 from $204,240 for the three months ended July 1, 2007. The increase was primarily due to higher utility costs and other store operating costs at our Logan Airport restaurant partially offset by savings due to improved cost control. As a percentage of store sales, other store operating expenses decreased to 15.2% of store sales for the three months ended June 29, 2008 from 16.3% of store sales during the three months ended July 1, 2007.

General and administrative expenses for the three months ended June 29, 2008 increased by $1,933,473, or 217.1%, to $2,823,870 from $890,397 for the three months ended July 1, 2007. The increase in general and administrative expenses was primarily due to investor relations and public relations expenses incurred in connection with the corporate awareness campaign announced by the Company in May 2008, non-cash, stock-based compensation expense resulting from equity awards to employees, costs of operating as a public company and legal and other costs incurred in connection with the legal matters discussed in Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this Report. During the three months ended June 29, 2008, the Company recognized $729,211 of stock-based compensation expense attributable to equity awards to employees. The Company did not recognize any stock-based compensation expense resulting from equity awards to employees during the three months ended July 1, 2007. As a result of the foregoing, general and administrative expenses increased to 172.7% of total revenues during the three months ended June 29, 2008 from 65.7% of total revenues for the three months ended July 1, 2007.

Advertising, marketing and promotion expenses for the three months ended June 29, 2008 increased by $54,777, or 15.6%, to $406,315 from $351,538 for the three months ended July 1, 2007. The increase in advertising, marketing and promotion expenses was primarily due to an increase in expenses related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007, and expenses incurred in connection with the conversion of franchise-owned and company-operated stores operating under the KnowFat! tradename to stores operating under the UFood Grill tradename. Advertising, marketing and promotion expenses for the three months ended June 29, 2008 and July 1, 2007 include $383,700 and $315,000, respectively, of non-cash, stock-based compensation expense attributable to the GFV Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses decreased to 24.8% of total revenues in the three months ended June 29, 2008 from 25.9% of total revenues in the three months ended July 1, 2007.

Depreciation and amortization expense for the three months ended June 29, 2008 increased by $1,606, or 1.5%, to $110,073 from $108,467 for the three months ended July 1, 2007. As a percentage of total revenues, depreciation and amortization expense decreased to 6.7% of total revenues for the three months ended June 29, 2008 from 8.0% of total revenues for the three months ended July 1, 2007.

Other income and expense improved from $84,078 of other expense for the three months ended July 1, 2007 to $83,931 of other income for the three months ended June 29, 2008. The improvement of $168,009 was primarily attributable to lower interest expense and a gain resulting from the extinguishment of debt. In April 2008, the Company paid $800,000 to extinguish indebtedness incurred in connection with the acquisition of a restaurant location and recognized a gain of $68,575 from the extinguishment of debt.

Our net loss for the three months ended June 29, 2008 increased by $1,289,507, or 71.4%, to $3,096,118, from $1,806,611 for the three months ended July 1, 2007. Our net loss increased primarily due to the increase in general and administrative expenses. As a percentage of total revenues, our net loss increased to 189.3% of total revenues for the three months ended June 29, 2008 from 133.2% of total revenues for the three months ended July 1, 2007.

Six Months Ended June 29, 2008 Compared to Six Months Ended July 1, 2007

General

For the six months ended June 29, 2008, our comparable store sales for Company owned stores decreased by 8.1%. System-wide comparable store sales decreased by 11.5%. For the six months ended June 29, 2008, three of our four Company-owned stores were comparable store locations and two of the four franchisee-owned locations were comparable store locations. All of the comparable store locations are located in the greater Boston area. As of June 29, 2008, the two franchisee-owned comparable store locations are being operated by the Company pursuant to management services agreements. Comparable store sales of Company-owned and franchisee-owned locations were adversely impacted by weather in the Boston area and a slowdown in consumer spending. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Franchisee-owned stores which we acquire are included in comparable store sales once they have been open for the entire period of comparison. Comparable store sales exclude closed locations.

During the six months ended June 29, 2008, average weekly sales for Company-owned stores decreased by $2,773, or 11.5%, to $21,380 from $24,153 for the six months ended July 1, 2007. The decrease in average weekly sales for Company-owned stores was primarily due to the decrease in comparable store sales.

Average weekly sales for franchisee-owned stores increased by $701, or 4.1%, to $17,601 during the six months ended June 29, 2008 from $16,900 for the six months ended July 1, 2007. System-wide, average weekly sales decreased by $1,235, or 5.8%, to $20,017 for the six months ended June 29, 2008 from $21,252 for the six months ended July 1, 2007 primarily due to the decrease in average weekly sales of Company-owned locations.

Results of Operations

Revenues

Our total revenues for the six months ended June 29, 2008 increased by $275,115, or 10.2%, to $2,960,937 from $2,685,822 for the six months ended July 1, 2007. The increase in total revenues was primarily due to sales generated by our Logan Airport restaurant that opened in December 2007 partially offset by decreases in sales attributable to a Company-owned restaurant in Woburn, Massachusetts that closed in April 2007, and a Company-owned restaurant in Shrewsbury, Massachusetts that was sold in September 2007 and a decrease in comparable store sales.

The system-wide average weekly sales per store and the related number of operating weeks for the six months ended June 29, 2008 and July 1, 2007 were as follows:

	Six Months Ended
	June 29, 2008	July 1, 2007	Percentage Change
System-wide average weekly sales	$20,017	$21,252	(5.8)%
System-wide number of operating weeks	208	130	60.0%

Average weekly sales is calculated by dividing total net sales by the total number of operating weeks in the period. Accordingly, the year over year change reflects sales for all locations, whereas comparable store sales are based on sales for locations that have been in operation and owned throughout the period of comparison.

Total store sales at Company-owned stores for the six months ended June 29, 2008 increased by $319,424, or 12.7%, to $2,828,922 from $2,509,498 for the six months ended July 1, 2007. As a percentage of total revenues, sales at Company-owned stores increased to 95.5% of total revenues for the six months ended June 29, 2008 from 93.4% of total revenues for the six months ended July 1, 2007. The increase in sales at Company-owned stores for the six months ended June 29, 2008 was primarily due to sales generated by our Logan Airport store, partially offset by a decrease in sales due to the closure of a Company-owned restaurant in April 2007 and the sale of a Company-owned restaurant in September 2007. Average weekly sales for Company-owned stores and the related number of operating weeks for the six months ended June 29, 2008 and July 1, 2007 were as follows:

	Six Months Ended
	June 29, 2008	July 1, 2007	Percentage Change
Company-owned stores average weekly sales	$21,380	$24,153	(11.5)%
Company-owned stores number of operating weeks	133	78	70.5%

During the six months ended June 29, 2008, franchise royalties and fees decreased by $28,448, or 18.4% to $126,058 from $154,506 for the six months ended July 1, 2007 primarily due to a decrease in sales at franchisee-owned locations. Sales of franchisee-owned locations decreased primarily due to the closure of two franchisee-owned locations in the second half of 2007 and a decrease in comparable store sales of franchisee-owned stores. The Company did not recognize any revenue from initial franchise fees during the six months ended June 29, 2008 or the six months ended July 1, 2007.

Average weekly sales for franchisee-owned stores and the related number of operating weeks for the six months ended June 29, 2008 and July 1, 2007 were as follows:

	Six Months Ended
	June 29, 2008	July 1, 2007	Percentage Change
Franchisee-owned stores average weekly sales	$17,601	$16,900	4.1%
Franchisee-owned stores number of operating weeks	75	52	44.2%

Average weekly sales of franchisee-owned locations for the six months ended June 29, 2008 increased by $701, or 4.1%, to $17,601 for the six months ended June 29, 2008 from $16,900 for the six months ended July 1, 2007. The increase in average weekly sales was primarily due to higher sales at the franchisee-owned store in Roseville, California and higher sales at a franchisee-owned store that is managed by the Company pursuant to a management services agreement.

Costs and Expenses

Food and paper costs for the six months ended June 29, 2008 increased by $158,058, or 24.8%, to $796,097 from $638,039 for the six months ended July 1, 2007. The increase was primarily attributable to food and paper costs incurred at the Company’s newest restaurant at Boston’s Logan International Airport that opened in December 2007. As a percentage of food sales, food and paper costs decreased to 33.9% of food sales during the six months ended June 29, 2008 from 36.3% of food sales during the six months ended July 1, 2007. The decrease in food and paper costs as a percentage of food sales was primarily attributable to lower meat prices and a change in the sales mix of food items resulting from sales at our Logan Airport restaurant.

The cost of nutritional products for the six months ended June 29, 2008 decreased by $204,688, or 39.8%, to $309,335 from $514,023 for the six months ended July 1, 2007. As a percentage of store sales, the cost of nutritional products decreased to 10.9% of store sales for the six months ended June 29, 2008 from 20.5% of store sales for the six months ended July 1, 2007. The decrease in the cost of nutritional products as a percentage of store sales was primarily attributable to a change in our mix of restaurant (i.e., food) sales and retail sales (i.e., nutritional products). Nutritional products represented a smaller proportion of our total store sales during the six months ended June 29, 2008 compared with the six months ended July 1, 2007.

Store labor expense for the six months ended June 29, 2008 increased by $68,708, or 8.8%, to $846,899 from $778,191 for the six months ended July 1, 2007. The increase in labor expense was primarily attributable to labor costs incurred at our newest restaurant at Logan Airport. As a percentage of store sales, labor expense decreased to 29.9% of store sales for the six months ended June 29, 2008 from 31.0% of store sales for the six months ended July 1, 2007. The improvement in labor expense as a percentage of store sales is primarily due to the efficiencies resulting from the streamlined UFood menu at our Logan Airport location compared with the three legacy KnowFat locations at June 29, 2008. We plan to convert our three Company-owned legacy KnowFat locations to the UFood concept in the second half of fiscal 2008.

Store occupancy costs for the six months ended June 29, 2008 increased by $125,094, or 61.1%, to $329,802 from $204,708 for the six months ended July 1, 2007. The increase in store occupancy costs was primarily attributable to occupancy costs at our Logan Airport store that opened in December 2007 and occupancy costs of a franchise-owned location that the Company began operating in February 2007 pursuant to a management services agreement. As a percentage of store sales, store occupancy costs increased to 11.7% of store sales for the six months ended June 29, 2008 from 8.2% of store sales for the six months ended July 1, 2007 primarily due to higher rent expense at our Logan Airport restaurant compared with our other restaurant locations.

Other store operating expenses for the six months ended June 29, 2008 increased by $88,121, or 21.7%, to $494,846 from $406,725 for the six months ended July 1, 2007. The increase was primarily due to other store operating expenses at our Logan Airport restaurant and higher utility costs partially offset by savings due to better cost control. As a percentage of store sales, other store operating expenses increased to 17.5% of store sales for the six months ended June 29, 2008 from 16.2% of store sales for the six months ended July 1, 2007, primarily due to higher store sales.

General and administrative expenses for the six months ended June 29, 2008 increased by $2,686,954, or 165.7%, to $4,308,258 from $1,621,304 for the six months ended July 1, 2007. The increase in general and administrative expenses was primarily due to investor relations and public relations expenses incurred in connection with the Company’s previously announced corporate awareness campaign, non-cash, stock-based compensation expense resulting from equity awards to employees, costs of operating as a public company and legal and other costs incurred in connection with the legal matters discussed in Note 7 of the Notes to Consolidated Financial Statements included elsewhere in this Report. During the six months ended June 29, 2008, the Company recognized $783,283 of stock-based compensation expense attributable to equity awards to employees. The Company did not recognize any stock-based compensation expense from equity awards to employees during the six months ended July 1, 2007. As a result of the foregoing, general and administrative expenses increased to 145.5% of total revenues during the six months ended June 29, 2008 from 60.4% of total revenues for the six months ended July 1, 2007.

Advertising, marketing and promotion expenses for the six months ended June 29, 2008 increased by $178,821, or 43.4%, to $590,571 from $411,750 for the six months ended July 1, 2007. The increase in advertising, marketing and promotion expenses was primarily due to an increase in expenses related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007, and expenses incurred in connection with the conversion of franchise-owned and company-operated stores operating under the KnowFat! tradename to stores operating under the UFood tradename. Advertising, marketing and promotion expenses for the six months ended June 29, 2008 and July 1, 2007 include $454,699 and $315,000, respectively, of non-cash, stock-based compensation expense attributable to the GFV Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses increased to 19.9% of total revenues during the six months ended June 29, 2008 from 15.3% of total revenues during the six months ended July 1, 2007.

Depreciation and amortization expense for the six months ended June 29, 2008 increased by $18,341, or 8.5%, to $234,980 from $216,639 for the six months ended July 1, 2007. As a percentage of total revenues, depreciation and amortization expense decreased to 7.9% of total revenues for the six months ended June 29, 2008 from 8.1% of total revenues for the six months ended July 1, 2007.

Other income and expense improved from $155,914 of other expense for the six months ended July 1, 2007 to $73,204 of other income for the six months ended June 29, 2008. The improvement of $229,118 was primarily attributable to lower interest expense and a gain of $68,575 resulting from the extinguishment of debt. In April 2008, the Company paid $800,000 to extinguish indebtedness incurred in connection with the acquisition of a restaurant location. Interest expense for the six months ended June 29, 2008 decreased compared with interest expense for the six months ended July 1, 2007 as a result of debt repayments.

Our net loss for the six months ended June 29, 2008 increased by $2,127,543, or 77.3%, to $4,879,156, from $2,751,613 for the six months ended July 1, 2007. Our net loss increased primarily due to the increase in general and administrative expenses. As a percentage of total revenues, our net loss increased to 164.8% of total revenues for the six months ended June 29, 2008 from 102.4% of total revenues for the six months ended July 1, 2007.

Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at June 29, 2008 were $4,099,122 compared to $4,435,813 at December 30, 2007. Cash is primarily used to fund our (i) capital expenditures for new and remodeled company-owned stores, (ii) acquisitions of franchisee-owned stores, (iii) working capital requirements and (iv) net operating losses. At June 29, 2008, restricted cash included $201,966 of cash proceeds received from the private placement Offering and deposited in an escrow account to fund qualified public relations and investor relations expenses.

At June 29, 2008, we had working capital of $1,752,834 compared to working capital of $1,165,395 at December 30, 2007. The increase in working capital was primarily due to debt repayments.

We used $3,112,528 of cash to fund our operating activities in the six months ended June 29, 2008 compared with $1,752,437 of cash used to fund our operating activities in six months ended July 1, 2007. The increase in cash used to fund our operating activities was primarily due to cash used for investor relations and public relations activities, costs of operating as a public company and legal and other costs associated with the settlement of a dispute with a former franchisee and changes in working capital.

During the six months ended June 29, 2008, we spent $205,077 for the acquisition of equipment compared with $12,930 spent for the acquisition of equipment during the six months ended July 1, 2007.

During the six months ended June 29, 2008, financing activities provided $3,470,998 of cash. During the six months ended June 29, 2008, we received $4,112,689 of net cash proceeds from the sale of 4,781,000 Units of our securities as described above and we used $1,103,623 of cash to repay outstanding indebtedness. For the six months ended July 1, 2007, financing activities provided $423,596 of cash, including $1,000,000 of cash received from the issuance of notes payable.

Historically we have funded our operations, working capital requirements, acquisitions and capital expenditures with proceeds from the issuance of debt and equity securities. In order to fund our current business plan, we will need to raise additional capital from the issuance of debt or equity securities, or both, in the next twelve months.

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

The following table sets forth information as of December 30, 2007 with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

	Total	Less Than 1 Year		1 Year to 3 Years	4 Years to 5 Years	More than 5 Years

Long-term debt	$2,605,684	$1,874,993	(1)	$730,691	$—	$—
Capital leases	134,587	51,582		79,084	3,921	—
Operating leases	4,480,000	727,000		1,234,000	1,249,000	1,270,000

(1)
During the three months ended March 30, 2008, the Company repaid $146,111 of its long-term debt. In addition, in April 2008, we paid $800,000 to extinguish the note payable issued in connection with the acquisition of the Downtown Crossing restaurant and store. Long-term debt due in less than 1 year includes $450,000 that becomes due upon the sale of the Company’s Landmark Center restaurant and store. The Company currently has no plans to sell its Landmark Center unit.

Our capital requirements, including development costs related to the opening or acquisition of additional stores and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We have incurred significant operating losses since inception and expect to incur a significant operating loss in 2008. In order to fund our current business plan we expect to raise additional capital from the issuance of debt or equity securities, or both, in the next twelve months.

Seasonality

Although our business is not highly seasonal, it can be adversely affected by weather conditions.

Impact of Inflation

In the past, we have been able to recover inflationary cost and commodity price increases through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our operations have not been materially adverse.

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

Recent Accounting Pronouncements

Adoption of New Accounting Principle

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of SFAS No. 157 did not have a material impact on the Company’s consolidated financial statements.

Recent Accounting Pronouncements

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

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s future consolidated financial statements.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives included in the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company’s future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of June 29, 2008, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, except for the material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls during the fiscal quarter ended June 29, 2008 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Management, with the participation of our principal executive officer and principal financial officer, was required to evaluate the effectiveness of our internal controls over financial reporting as of December 30, 2007 based on the criteria for effective internal control over financial reporting established in Internal Control –Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that our internal controls over financial reporting were not effective as of December 30, 2007 and that a material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting within the specified time period following the reverse merger on December 18, 2007. A contributing factor to our internal control deficiencies is the Company’s small size and the lack of sufficient resources to perform the testing of internal controls within the prescribed time frame. As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 2, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.

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

Our Annual Report on Form 10-KSB for the fiscal year ended December 30, 2007 did not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the SEC that permitted us to provide only management’s report in our annual report.

(b)   Changes in internal control over financial reporting.

There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2007, the Company received a letter from counsel to a former franchisee regarding potential claims against the Company and certain of its officers and directors. The letter stated a desire for the parties to reach a mutually-satisfactory negotiated resolution to the dispute. A draft demand for arbitration, which was not filed, was included with the letter and claimed that the Company and certain of its officers and directors made false and misleading statements (and material omissions of facts) in connection with the sale of the franchise in violation of the Minnesota Franchise Act. The draft demand sought damages in the approximate amount of $2,000,000. The Company believed that it complied with all applicable franchise rules and regulations in its dealings with the former franchisee and sought to vigorously defend any claims that were brought. This matter was settled in April 2008. The terms of the confidential settlement agreement included a monetary payment that was included in general and administrative expenses for the three months ended March 29, 2008 and six months ended June 29, 2008.

On April 2, 2008, KFLG Watertown, Inc. (KFLG), a wholly-owned subsidiary of the Company, received a default letter from BAA Boston, Inc. (BAAB) claiming certain defaults under KFLG’s Sublease Agreement with BAAB for retail premises (the Premises) at Logan International Airport in Boston, Massachusetts (the Sublease Agreement). On July 16, 2008, KFLG received a second default letter (the Default Letter) alleging that KFLG is in default of its obligations under the Sublease Agreement due to, among other things, KFLG’s failure to open on time and to timely make certain subtenant improvements. The Default Letter demands that KFLG pay liquidated damages of $104,000 to BAAB, past due rent of $20,000 and BAAB’s legal fees and expenses in the amount of approximately $40,000. This matter is only in the claim stage and no legal proceeding has been commenced. The Company has denied BAAB’s allegations that it is in default of the Sublease Agreement. The Company has been in contact with representatives of BAAB to try and resolve this matter. In the event the Company is unable to resolve this matter, BAAB has indicated it will seek to enforce any and all of its rights and remedies available under the Sublease Agreement including the possible termination of the Sublease.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Form 8-K, filed with the Securities and Exchange Commission on April 2, 2008, is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

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

4.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

4.3
Form of Warrant of UFood Restaurant Group, Inc. issued as of December 18, 2007, to former holders of Warrants of KnowFat Franchise Company, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.1
Form of Registration Rights Agreement, dated as of December 18, 2007, by and between UFood Restaurant Group, Inc. and the investors in the Offering (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.2
Split-Off Agreement dated as of December 18, 2007, by and between UFood Restaurant Group, Inc., Brent Hahn, Axxent Media, Inc. and KnowFat Franchise Company, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.3
General Release Agreement, dated as of December 18, 2007, by and among UFood Restaurant Group, Inc., Brent Hahn, Axxent Media, Inc. and KnowFat Franchise Company, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.4
Employment Agreement between KnowFat Franchise Company, Inc. and George Naddaff (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.5
Employment Agreement between KnowFat Franchise Company, Inc. and Eric Spitz (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.6	KnowFat Franchise Company, Inc. 2004 Stock Option Plan (incorporated by reference from the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.7	UFood Restaurant Group, Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.8
Form of Stock Option Agreement by and between UFood Restaurant Group, Inc. and participants under the 2004 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.9
Form of Stock Option Agreement by and between UFood Restaurant Group, Inc. and participants under the 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.10
Escrow Agreement by and between UFood Restaurant Group, Inc. and Gottbetter Partners, LLP, dated December 18, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.11
Escrow Agreement by and between UFood Restaurant Group, Inc., George Naddaff, Eric Spitz and Gottbetter Partners, LLP, dated December 18, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.12
Securities Purchase Agreement by and between UFood Franchise Company, Inc., and the Buyers (as defined therein), dated September 24, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.13
Form of Investor Note issued by UFood Franchise Company, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.14
Form of Placement Agent Warrant issued as of October 4, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.15
Placement Agency Agreement by and between UFood Franchise Company, Inc., and Spencer Trask Ventures, Inc., dated as of August 24, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.16
Subordination Agreement by and between T.D. Banknorth, N.A. and UFood Franchise Company, Inc., dated as of September 24, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.17
Employment agreement between UFood Restaurant Group, Inc. and Charles A. Cocotas (incorporated by reference to Exhibit 10.1 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on February 19, 2008)

10.18
Placement Agency Agreement by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc. and Spencer Trask Ventures, Inc. dated October 17, 2007 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.19
Amendment No. 1 to Placement Agency Agreement, dated February 14, 2008, by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc. and Spencer Trask Ventures, Inc. dated October 17, 2007 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.20
Form of Subscription Agreement between UFood Restaurant Group, Inc., Spencer Trask Ventures, Inc. and Private Placement Investors (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.21
Form of Warrant Issued to Spencer Trask Ventures, Inc. in connection with the Offering (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.22
Finder’s Fee Agreement between UFood Restaurant Group, Inc. and Spencer Trask Ventures, Inc. dated December 18, 2007 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.23
UFood Restaurant Group, Inc. Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on February 19, 2008)

10.24
Services Agreement dated September 6, 2006 between KnowFat Franchise Company, Inc., an d George Foreman Ventures, LLC (incorporated by reference to Exhibit 10.24 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.25
Promotion License Agreement dated September 6, 2006 between KnowFat Franchise Company, Inc., and George Foreman Ventures LLC (incorporated by reference to Exhibit 10.25 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.26
Letter Agreement dated June 12, 2007 between KnowFat Franchise Company, Inc., and George Foreman Ventures LLC (incorporated by reference to Exhibit 10.26 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.27
Credit Agreement dated as of May 27, 2005, between KFLG Watertown, Inc., and T.D. Banknorth, N.A. (incorporated by reference to Exhibit 10.27 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.28
Guarantee and Security Agreement, dated as of September 6, 2006, made by KnowFat of Landmark Center, Inc., in favor of T.D. Banknorth, N.A. (incorporated by reference to Exhibit 10.28 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.29
First Amendment to Credit Agreement dated as of December 31, 2005, between KFLG Watertown, Inc., and T.D. Banknorth, N.A. (incorporated by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.30
Second Amendment to Credit Agreement dated as of May 31, 2006, between KFLG Watertown, Inc., and T.D. Banknorth, N.A. (incorporated by reference to Exhibit 10.30 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.31
Third Amendment to Credit Agreement dated as of July 31, 2006, between KFLG Watertown, Inc., and T.D. Banknorth, N.A. (incorporated by reference to Exhibit 10.31 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.32
Fourth Amendment to Credit Agreement dated as of October 2, 2006, between KFLG Watertown, Inc., and T.D. Banknorth, N.A. (incorporated by reference to Exhibit 10.32 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.33
Media Services Agreement dated as of April 8, 2008, between Crosscheck Media Services and UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.34
Consulting Agreement dated as of April 21, 2008, between New Century Capital Consultants and UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.35
Consulting Agreement dated as of April 21, 2008, between Stara Zagora Kompanija, LTD, UFood Restaurant Group, Inc. and Neptune Media, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.36
Consulting Agreement dated as of April 9, 2008, between MarketByte LLC and UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.37
Consulting Agreement dated as of April 9, 2008, between TGR Group LLC and UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.38
Consulting Agreement dated as of June 16, 2008, between Aviatech and UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Registration Statement on Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

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

UFOOD RESTAURANT GROUP, INC.

Date: August 18, 2008	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 18, 2008	By:	/s/ Glenn E. Davis
Glenn E. Davis
Chief Financial Officer
(principal financial officer)