Form 10-Q
period 2008-09-28
UFood Restaurant Group, Inc.
filed 2008-11-12
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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
☐ Yes  ☒ No

As of November 10, 2008, there were 34,818,490 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Index to Consolidated Financial Statements

Consolidated Balance Sheets as of September 28, 2008 (unaudited) and December 30, 2007	4 – 5

Consolidated Statements of Operations for the Unaudited Three Month and Nine Month Periods Ended September 28, 2008 and September 30, 2007	6

Consolidated Statements of Cash Flows for the Unaudited Nine Month Periods Ended September 28, 2008 and September 30, 2007	7

Notes to Consolidated Financial Statements	8 – 17

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
September 28, 2008 and December 30, 2007

Assets

	September 28, 2008	December 30, 2007
	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$1,973,222	$3,352,201
Restricted cash	468,610	1,083,612
Accounts receivable	67,740	93,534
Inventories	166,580	193,359
Prepaid expenses and other current assets	69,412	40,283
	2,745,564	4,762,989

Property and equipment:
Equipment	980,931	874,853
Furniture and fixtures	285,025	156,207
Leasehold improvements	2,694,260	2,301,571
Website development costs	27,050	80,736
	3,987,266	3,413,367
Accumulated depreciation and amortization	1,040,846	699,305
	2,946,420	2,714,062

Other assets:
Goodwill	977,135	977,135
Other	221,467	129,360
	1,198,602	1,106,495

Total assets	$6,890,586	$8,583,546

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Balance Sheets
September 28, 2008 and December 30, 2007

  Liabilities and Stockholders’ Equity

	September 28, 2008	December 30, 2007
	(unaudited)	(audited)
Current liabilities:
Current portion of long-term debt	$882,460	$1,874,993
Current portion of capital lease obligations	56,369	51,582
Accounts payable	476,868	727,293
Franchisee deposits	717,500	504,500
Accrued expenses and other current liabilities	698,918	439,226
	2,832,115	3,597,594

Long-term liabilities:
Long-term debt	445,095	730,691
Capital lease obligations	105,707	83,005
Other noncurrent liabilities	213,126	152,158
	763,928	965,854

Total liabilities	3,596,043	4,563,448

Commitments and contingencies

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized	—	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 34,818,490 and 29,241,158 shares issued and outstanding	34,818	29,241
Additional paid-in capital	24,872,260	18,833,096
Accumulated deficit	(21,612,535)	(14,842,239)
Total stockholders' equity	3,294,543	4,020,098

Total liabilities and stockholders’ equity	$6,890,586	$8,583,546

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Operations - Unaudited
For the Three and Nine Month Periods Ended September 28, 2008 and September 30, 2007

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues:
Store sales	$1,449,086	$1,113,163	$4,278,008	$3,622,661
Franchise royalties and fees	97,739	102,647	223,797	257,153
Other revenue	—	10,818	5,957	32,636
	1,546,825	1,226,628	4,507,762	3,912,450

Costs and expenses:
Store operating expenses:
Food and paper costs	444,977	272,639	1,241,074	910,678
Cost of nutritional products	125,753	209,704	435,088	723,727
Labor	466,772	330,793	1,313,671	1,108,984
Occupancy	183,680	123,283	513,482	327,991
Other store operating expenses	255,684	160,780	750,530	567,505
General and administrative expenses	1,457,673	775,071	5,765,931	2,396,375
Advertising, marketing and promotion expenses	179,096	60,276	769,667	472,026
Depreciation and amortization	133,036	106,234	368,016	322,873
Loss on disposal of assets	—	198,806	2,509	688,948
Total costs and expenses	3,246,671	2,237,586	11,159,968	7,519,107

Operating loss	(1,699,846)	(1,010,958)	(6,652,206)	(3,606,657)

Other income (expense):
Interest income	20,369	—	70,101	13,026
Interest expense	(17,547)	(93,330)	(62,650)	(262,270)
Other income (expense)	(194,115)	—	(125,540)	—
Other income (expense), net	(191,293)	(93,330)	(118,089)	(249,244)

Loss before income taxes	(1,891,139)	(1,104,288)	(6,770,295)	(3,855,901)
Income taxes	—	—	—	—

Net loss	$(1,891,139)	$(1,104,288)	$(6,770,295)	$(3,855,901)

Basic and diluted loss per share	$(0.05)	$(0.15)	$(0.20)	$(0.54)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows - Unaudited
For the Nine Months Ended September 28, 2008 and September 30, 2007

	Nine Months Ended
	September 28, 2008	September 30, 2007

Cash flows from operating activities:
Net loss	$(6,770,295)	$(3,855,901)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	368,016	322,873
Amortization of deferred financing costs	11,903	8,806
Stock-based compensation	2,038,032	315,000
Loss on disposal of assets	2,509	688,948
Gain on extinguishment of debt	(68,575)	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	25,794	(8,748)
Inventories	26,779	(25,440)
Prepaid expenses and other current assets	(29,132)	(1,622)
Other assets and noncurrent liabilities	(43,042)	113,260
Accounts payable	(250,425)	337,214
Franchisee deposits	213,000	(62,000)
Accrued expenses and other current liabilities	175,023	137,028
Net cash used in operating activities	(4,300,413)	(2,030,582)

Cash flows from investing activities:
Proceeds from sale of assets	—	150,000
Acquisition of property and equipment	(527,660)	(699,126)
Net cash used in investing activities	(527,660)	(549,126)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	4,088,871	—
Proceeds from the issuance of convertible notes payable	—	1,733,217
Proceeds from option exercise	40	—
Payments on long-term debt	(1,209,554)	(435,937)
Payments on capital lease obligations	(45,265)	(14,962)
(Increase) decrease in restricted cash, net	615,002	(103,612)
Net cash provided by financing activities	3,449,094	1,178,706

Increase (decrease) in cash and cash equivalents	(1,378,979)	(1,401,002)
Cash and cash equivalents - beginning of year	3,352,201	1,840,090

Cash and cash equivalents - end of period	$1,973,222	$439,088

See accompanying notes.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

1.	Nature of Operations and Basis of Presentation

Nature of Operations

UFood Restaurant Group, Inc. was incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. As Axxent Media Corp., the Company’s business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, the Company changed its name to UFood Franchise Company, Inc., and on September 25, 2007, changed its name to UFood Restaurant Group, Inc. (UFood or the Company). Prior to December 18, 2007, UFood was a development stage company headquartered in Vancouver, Canada. Following the Merger described below, the Company abandoned its plans to obtain reproduction and distribution rights to foreign films within North America and to obtain the foreign rights to North American films for reproduction and distribution to foreign countries.

On December 18, 2007, (the Merger Date) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of September 28, 2008, the Company’s operations consisted of four company-owned restaurants and four franchisee owned restaurants, including two franchisee-owned locations operated by the Company pursuant to two separate management services agreements. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at September 28, 2008, and the results of its operations and cash flows for the three and nine month periods ended September 28, 2008 and September 30, 2007. The results of operations for the three and nine month periods ended September 28, 2008 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 30, 2007 included in the Company’s Annual Report on Form 10-KSB.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

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

Valuation of Goodwill

We account for goodwill and other intangible assets under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. We perform our annual impairment test on the first day of the fourth quarter. At September 28, 2008, the carrying amount of goodwill was $977,135 and was comprised of $841,135 of goodwill attributable to our store operations segment and $136,000 of goodwill attributable to our franchise operations segment. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. Goodwill attributable to our store operations segment is evaluated on a restaurant-by-restaurant basis by comparing the present value of a restaurant’s future cash flows to the carrying amount of goodwill. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows takes into account the restaurant’s estimated terminal value, which is determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate was determined based upon the restaurant’s location, cash flows and growth prospects. The present value of the restaurant’s estimated future cash flows was calculated using a discount rate of 8%. We estimate that a 1% decrease in total store revenues in full year 2008 would increase our net loss and reduce our cash flow by approximately $20,000. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our current estimates of future operating results.

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

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

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

Stock-Based Compensation

The Company determines the fair value of stock option awards on the date of grant using the Black-Scholes option pricing model in accordance with Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Payments. The Black-Scholes option pricing model requires extensive accounting judgment and financial estimate, including estimates of the expected term participants will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock price over the expected term.

The following amounts of stock-based compensation expense are included in general and administrative expenses and advertising, marketing and promotion expenses in the accompanying consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Stock-based compensation expense included in:
General and administrative expenses	$343,923	$—	$1,557,676	$—
Advertising, marketing and promotion expenses	25,519	—	480,356	315,000
Total	$369,442	$—	$2,038,032	$315,000

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 and determined that the impact was not material on estimated fair values as of September 28, 2008.

3.	Capital Stock

Offering of Units

During the three and nine month periods ended September 28, 2008, the Company sold -0- and 4,781,000 units (Units), respectively, of its securities at a price of $1.00 per Unit in connection with a private placement of securities (the Offering). Each Unit consists of one share of common stock of the Company, par value $0.001 per share (Common Stock) and a warrant to purchase one-half of one share of Common Stock (the Investor Warrants). The Investor Warrants are exercisable for a period of five years at an exercise price of $1.25 per whole share of Common Stock.

In connection with the Offering, the Company retained Spencer Trask Ventures, Inc. as placement agent (Placement Agent) and paid the Placement Agent a commission of 10% of the funds raised in the Offering. In addition, the Placement Agent received warrants to purchase a number of shares of Common Stock equal to 20% of the shares of Common Stock included in the Units sold to investors in the Offering. The Placement Agent warrants are exercisable for seven years at an exercise price of $1.00 per share. During the three and nine month periods ended September 28, 2008, the Placement Agent was paid commissions of $-0- and $478,100, respectively, and received warrants to purchase -0- and 956,200 shares, respectively, of Common Stock. The Company estimated the fair value of the Placement Agent warrants using a Black Scholes option pricing model with the assumptions noted in the following table:

Expected term (years)	7
Expected volatility	45%
Risk-free interest rate	4.37%
Expected annual dividend	None

The estimated fair value of the Placement Agent warrants issued during the three and nine month periods ended September 28, 2008 of $-0- and $684,464, respectively, was considered to be a cost of the Offering and, accordingly, was charged to additional paid-in capital.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

On June 27, 2008, the Company filed a registration statement, to become effective in an additional 90 days from the filing date, registering for resale all shares of Common Stock issued in the Offering, including Common Stock (i) included in the Units; (ii) issuable upon exercise of warrants included in the Units; (iii) issuable upon conversion of promissory notes (the Investor Notes) sold in anticipation of the Offering; and (iv) issuable upon exercise of warrants issued to purchasers of the Investor Notes in connection with the conversion of the Investor Notes. The Company is obligated to pay monetary penalties equal to one and one-quarter percent (1.25%) of the purchase price paid by the holders of registrable securities for each full month that the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross purchase price paid by the holders of registrable securities. The registration statement has not been declared effective within the time period specified in the Offering. During the three month and nine month periods ended September 28, 2008, the Company accrued $194,115 for the monetary penalty.

Other Capital Stock Transactions

During the three and nine month periods ended September 28, 2008, the Company issued -0- and 50,237 shares, respectively, of Common Stock to the Company’s chief executive officer pursuant to the terms of his employment agreement for the sale of franchises. General and administrative expenses shown on the accompanying consolidated statement of operations for the three and nine month periods ended September 28, 2008 include stock-based compensation expense of $-0- and $55,000, respectively, representing the fair value of the shares on the date they were issued.

In May 2008, the Company announced the commencement of a campaign to generate awareness of the Company in the investment community. In connection with the corporate awareness campaign, the Company entered into agreements with several firms that provide investor relations and marketing services. Pursuant to the terms of the agreements, the Company issued 740,000 shares of its Common Stock (the IR Shares) and warrants to purchase 2,916,666 shares of Common Stock (the IR Warrants). The IR Warrants are exercisable for five years at an exercise price of $1.25 per share. The issuance of the IR Shares and the IR Warrants has been accounted for in accordance with SFAS No. 123R and EITF 96-18. Accordingly, since the agreements with the investor relations firms do not include specific performance commitment dates, the fair value of each award is determined as of the performance completion date which coincides with the dates the shares and warrants vest.

The fair value of the IR Shares is determined based upon the closing price of the Company’s Common Stock on the date the IR Shares vest. The IR Shares vest as follows: 15,000 IR Shares vested on June 17, 2008; 237,500 IR Shares vest no later than 45 days after the registration statement described above becomes effective; 237,500 IR Shares vest in January 2009; and 250,000 IR Shares vest in equal installments over 24 months through April 2010 or upon the achievement of specified milestones, if such vesting period is shorter. At September 28, 2008, 67,083 IR Shares were vested. General and administrative expenses for the three and nine month periods ended September 28, 2008 include $72,050 and $234,025, respectively, of stock-based compensation expense relating to the IR Shares.

The fair value of the IR Warrants is estimated on the vesting date using a Black Scholes option pricing model using the assumptions shown in the table above except for the expected term of the IR Warrants which has been estimated to be 5 years. The IR Warrants vest over 24 months as follows: (i) 83,333 IR Warrants vest no later than 45 days after the registration statement described above becomes effective, (ii) 83,333 IR Warrants vest in January 2009, and (iii) 2,750,000 IR Warrants vest in equal installments over 24 months through April 2010 or upon the achievement of specified milestones, if such vesting period is shorter. At September 28, 2008, 572,916 IR Warrants were vested. General and administrative expenses for the three and nine month periods ended September 28, 2008, include $163,357 and $376,852, respectively, of stock-based compensation expense relating to the IR Warrants.

4.	Stock-Based Compensation

During the three and nine month periods ended September 28, 2008, the Company recognized $505,032 and $2,184,260, respectively, of stock-based compensation expense for equity awards to employees, consultants and vendors. During the three and nine month periods ended September 30, 2007, the Company recognized $-0- and $315,000, respectively, of stock-based compensation expense.

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

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

The fair value of each stock option granted during the nine month period ended September 28, 2008 (there were no options granted during the three month period ended September 28, 2008) was estimated on the date of grant using the following assumptions:

Expected term (years)	6
Expected volatility	45%
Risk-free interest rate	4.37%
Expected annual dividend	None

The expected term is based on the weighted average midpoint between vesting and the contractual term. Expected volatility is based on the historical volatility of published common stock prices over the last six years of comparable publicly held companies. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted during the three and nine month periods ended September 28, 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The 2004 Plan

At December 30, 2007, there were 304,702 options outstanding under the 2004 Plan. No additional options may be granted under the 2004 Plan after December 18, 2007. There were 6,095 options exercised under the 2004 Plan during the three and nine month periods ended September 28, 2008. The intrinsic value of the exercised options was $6,055. There were no options forfeited during the three and nine month periods ended September 28, 2008. At September 28, 2008, there were 298,607 options outstanding under the 2004 Plan with a weighted average exercise price of $0.62. The Company has not recognized any compensation expense in fiscal 2008 related to options outstanding under the plan since all of the options currently outstanding under the 2004 Plan were fully vested as of December 30, 2007. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at September 28, 2008.

The 2007 Plan

There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan up to a maximum of 6,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. At September 28, 2008, there were 2,807,712 stock options outstanding under the 2007 Plan. The outstanding stock options have a weighted average exercise price of $1.07 per share, have a contractual term of 10 years and vest over three years. At September 28, 2008, options to purchase 1,204,664 shares of Common Stock were exercisable at a weighted average exercise price of $1.04. An additional 198,153 options will vest in fiscal 2008 and 738,697, 627,660 and 38,529 options will vest in fiscal 2009, 2010 and 2011, respectively.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements - Unaudited

Activity under the 2007 Plan from December 18, 2007, the Merger Date, through September 28, 2008 is presented below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Outstanding at December 17, 2007	-0-	$—
Granted	1,950,000	1.00
Exercised	—	-	-
Forfeited	—	-	-
Outstanding at December 30, 2007	1,950,000	$1.00	10.0	$175,500
Granted	897,920	1.22	10.0
Exercised	—	-	-
Forfeited	(40,208)	(1.22)	9.9
Outstanding at September 28, 2008	2,807,712	$1.07	9.5	$730,005

Exercisable at September 28, 2008	1,204,664	$1.04	9.3	$—

The weighted average grant date fair value of options granted under the 2007 Plan during the three and nine month periods ended September 28, 2008 was $-0- and $0.61.

General and administrative expenses for the three and nine month periods ended September 28, 2008 include $80,530 and $227,669, respectively, of compensation expense for vested equity awards under the 2007 Plan. At September 28, 2008 there was $651,258 of total unrecognized compensation expense related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately 2.2 years.

Other Equity Awards

In May 2008, the Board of Directors awarded our chief executive officer and our chief operating officer non-qualified stock options to purchase 1,000,000 and 300,000 shares, respectively, of Common Stock at an exercise price of $1.23. The options granted to our chief executive officer are fully vested and expire ten years from the date of grant. The options granted to our chief operating officer vest in monthly installments through January 2010, the termination of his employment agreement, and expire ten years from the date of grant. General and administrative expenses for the three and nine month periods ended September 28, 2008 include $26,087 and $652,159, respectively, of compensation expense related to these two grants. At September 28, 2008 there was $139,126 of unrecognized compensation expense related to the stock options awarded to our chief operating officer that will be recognized over approximately 1.4 years.

Advertising, marketing and promotion expenses shown on the accompanying consolidated statement of operations for the three and nine month periods ended September 28, 2008, include $25,519 and $480,356, respectively, of stock-based compensation expense for shares of Common Stock issued to George Foreman Ventures LLC (GFV) for marketing and promotion services. The amount of compensation expense was determined based upon the fair value of the shares of Common Stock on the date the shares became vested. Advertising, marketing and promotion expenses for the three and nine month periods ended September 30, 2007 include $-0- and $315,000 of stock-based compensation expense for shares of Common Stock issued to GFV.

During the three and nine month periods ended September 28, 2008, the Company issued -0- and 50,237 shares, respectively, of Common Stock to the Company’s chief executive officer pursuant to the terms of his employment agreement for the sale of franchises (see Note 3).

In connection with a corporate awareness campaign announced in May 2007, the Company issued 740,000 shares of Common Stock and 2,916,666 warrants for the purchase of Common Stock to several firms that provide investor relations and marketing services (see Note 3).

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

The Company’s income tax returns have not been audited by the Internal Revenue Service (IRS) or any state taxing authority. The years 2005 through 2007 remain open to examination by the IRS and state taxing authority. The Company believes it is not subject to any tax exposure beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date FIN No. 48 was adopted, we did not have any accrued interest or penalties associated with any unrecognized tax benefits.

6.	Commitments and Contingencies

Legal matters

In November 2007, the Company received a letter from counsel to a former franchisee regarding potential claims against the Company and certain of its officers and directors. The letter stated a desire for the parties to reach a mutually-satisfactory negotiated resolution to the dispute. A draft demand for arbitration, which was not filed, was included with the letter and claimed that the Company and certain of its officers and directors made false and misleading statements (and material omissions of facts) in connection with the sale of the franchise in violation of the Minnesota Franchise Act. The draft demand sought damages in the approximate amount of $2,000,000. The Company believed that it complied with all applicable franchise rules and regulations in its dealings with the former franchisee and sought to vigorously defend any claims that were brought. This matter was settled in April 2008. The terms of the confidential settlement agreement included a monetary payment that was included in general and administrative expenses for the nine months ended September 28, 2008.

On April 2, 2008, KFLG Watertown, Inc. (KFLG), a wholly-owned subsidiary of the Company, received a default letter from BAA Boston, Inc. (BAAB) claiming certain defaults under KFLG’s Sublease Agreement with BAAB for retail premises (the Premises) at Logan International Airport in Boston, Massachusetts (the Sublease Agreement). On July 16, 2008, KFLG received a second default letter (the Default Letter) alleging that KFLG is in default of its obligations under the Sublease Agreement due to, among other things, KFLG’s failure to open on time and to timely make certain subtenant improvements. The Default Letter demands that KFLG pay liquidated damages of $104,000 BAAB, past due rent of $20,000 and BAAB’s legal fees and expenses in the amount of approximately $40,000. This matter is only in the claim stage and no legal proceeding has been commenced. The Company has denied BAAB’s allegations that it is in default of the Sublease Agreement. The Company has been in contact with representatives of BAAB to try and resolve this matter. In the event the Company is unable to resolve this matter, BAAB has indicated it will seek to enforce any and all of its rights and remedies available under the Sublease Agreement including the possible termination of the Sublease.

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

7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Cash paid during the period for interest	$17,548	$93,330	$62,650	$262,270

Summary of non-cash investing and financing activities:
Accrued preferred stock dividends	$—	$244,057	$—	$732,172
Property and equipment acquired with capital lease	$54,693	$—	$72,714	$—

8.	Loss Per Share

The amounts used for basic and diluted per share calculations are as follows:
	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Net loss	$(1,891,139)	$(1,104,288)	$(6,770,295)	$(3,855,901)
Preferred stock dividend requirements	—	(244,057)	—	(732,172)
Net loss allocable to common stockholders	$(1,891,139)	$(1,348,345)	$(6,770,295)	$(4,588,073)

Weighted average number of shares outstanding – basic and diluted	34,813,669	9,290,545	33,528,508	8,476,891
Basic and diluted loss per common share	$(0.05)	$(0.15)	$(0.20)	$(0.54)

Our diluted loss per share is the same as our basic loss per share since the effect of the assumed exercise of options and warrants to purchase common stock is anti-dilutive. A total of 14,831,684 and 13,995,954 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the three and nine month periods ended September 28, 2008, respectively, and a total of 4,532,357 and 4,504,866 potential common shares from the assumed exercise of warrants, options and convertible preferred stock were excluded from the calculation of diluted net loss per share for the three and nine month periods ended September 30, 2007, respectively, because their inclusion would have been anti-dilutive.

9.	Other Income and Expense

In April 2008, the Company paid $800,000 to extinguish the note payable issued in connection with the Company’s acquisition of the Downtown Crossing restaurant and store and recognized a gain from extinguishment of debt of $68,575. The gain is included in other income for the nine month period ended September 28, 2008 on the accompanying consolidated statement of operations. In September 2008, the Company recorded $194,115 for the monetary penalties due to the registration statement not being declared effective (see Note 3).

10.	Segment Data

The Company operates two business segments; Store Operations and Franchise Operations. The Store Operations segment comprises the operating activities of restaurants owned or operated by the Company. The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Knowfat and UFood Grill trade names and also costs to monitor the operations of these business units. Under the terms of the franchise agreements, the licensed operators pay royalties and fees to the Company in return for the use of the Knowfat and UFood Grill trade names.

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

Segment information for the Company’s two business segments follows:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenues:
Store operations	$1,449,086	$1,113,163	$4,278,008	$3,622,661
Franchise operations	97,739	113,465	229,754	289,789
Total revenue	$1,546,825	$1,226,628	$4,507,762	$3,912,450

Segment income (loss):
Store operations	$(153,096)	$(225,851)	$(481,719)	$(812,518)
Franchise operations	(329,878)	(112,572)	(1,943,372)	(600,795)
Total segment loss	$(482,974)	$(338,423)	$(2,425,091)	$(1,413,313)

Unallocated general and administrative expenses	$904,740	$506,025	$3,089,432	$1,398,445
Advertising, marketing and promotion	179,096	60,276	769,667	472,026
Depreciation and amortization	133,036	106,234	368,016	322,873
Interest (income) expense, net	(2,822)	93,330	(7,451)	249,244
Other (income) expense	194,115	—	125,540	—
Net loss	$(1,891,139)	$(1,104,288)	$(6,770,295)	$(3,855,901)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

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

Overview

We were incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, we were a development stage company as defined by Statement of Financial Accounting Standard (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. As Axxent Media Corp., our business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, we changed our name to UFood Franchise Company, Inc., and on September 25, 2007, we changed our name to UFood Restaurant Group, Inc. (UFood or the Company). Following the Merger described below, the Company abandoned its plans to obtain reproduction and distribution rights to foreign films within North America and to obtain the foreign rights to North American films for reproduction and distribution to foreign countries.

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

At September 28, 2008, our operations consisted of four company-owned restaurants and four franchisee-owned locations including one franchisee-owned location operated by the Company pursuant to a management service agreement. The franchisee-owned restaurants are located in Boston, Chicago, Naples and Sacramento. All of our Company-owned restaurants are located in the greater Boston area. All of our locations operate under the name UFood Grill.

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

We include in this discussion information on Company, franchisee, and/or system-wide comparable sales and total sales. System-wide sales are a non-GAAP financial measure that includes sales at all Company-owned and franchise-operated stores, as reported by franchisees. Management uses system-wide sales information internally in connection with store development decisions, planning and budgeting analysis. Management believes it is useful in assessing customer acceptance of our brand and facilitating an understanding of financial performance as our franchisees pay royalties and contribute to marketing funds based on a percentage of their sales.

We derive revenues from three sources: (i) store sales which include sales of hot and cold prepared food as well as sales of health and nutrition related products; (ii) franchise royalties and fees represent amounts earned under franchise and area development agreements; and (iii) other revenues derived primarily from the sale of marketing materials to franchisees. Store operating expenses include the cost of goods, food and paper products sold in company-owned stores as well as labor and other operating costs incurred to operate Company-owned stores. General and administrative expenses, advertising, marketing and promotion expenses and depreciation expense relate to all three revenue sources.

Critical Accounting Policies & Estimates

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the three and nine month periods ended September 28, 2008 and September 30, 2007 which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

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

The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Revenues:
Store sales	93.7%	90.8%	94.9%	92.6%
Franchise royalties and fees	6.3	8.4	5.0	6.6
Other revenue	—	0.8	0.1	0.8
	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Food and paper costs	35.0%	34.0%	34.3%	35.6%
Cost of nutritional products	8.7	18.8	10.2	20.0
Labor	32.2	29.7	30.7	30.6
Occupancy	12.7	11.1	12.0	9.1
Other store operating expenses	17.6	14.4	17.5	15.7
General and administrative expenses	94.2	63.2	127.9	61.2
Advertising, marketing and promotion expenses	11.6	4.9	17.1	12.1
Depreciation and amortization	8.6	8.7	8.2	8.3
Loss on disposal of assets	—	16.2	0.1	17.6
Total costs and expenses	209.9	182.4	247.6	192.2

Operating loss	(109.9)	(82.4)	(147.6)	(92.2)

Other income (expense):
Interest income	1.3	—	1.6	0.3
Interest expense	(1.1)	(7.6)	(1.4)	(6.7)
Other income (expense)	(12.5)	—	(2.8)	—
Other income (expense), net	(12.4)	(7.6)	(2.6)	(6.4)

Loss before income taxes	(122.3)	(90.0)	(150.2)	(98.6)
Income taxes	—	—	—	—

Net loss	(122.3)%	(90.0)%	(150.2)%	(98.6)%

(1)	Food and paper costs are shown as a percentage of food sales. The cost of nutritional products, labor, occupancy and other store operating expenses are shown as a percentage of total store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Three Months Ended		Nine Months Ended
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007
Company-owned locations:
Locations at the beginning of the year	4	5	4	5
Locations opened	—	—	—	—
Locations closed	—	(1)	—	(1)
Locations sold	—	(1)	—	(1)
Locations transferred	—	—	—	—
Locations at the end of the period	4	3	4	3

Franchise-owned locations:
Locations at the beginning of the year	4	4	4	4
Locations opened	1	1	1	1
Locations closed	(1)	—	(1)	—
Locations sold	—	—	—	—
Locations transferred	—	—	—	—
Locations at the end of the period(1)	4	5	4	5

System-wide locations
Locations at the beginning of the year	8	9	8	9
Locations opened	1	1	1	1
Locations closed	(1)	(1)	(1)	(1)
Locations sold	—	(1)	—	(1)
Locations transferred	—	—	—	—
Locations at the end of the period	8	8	8	8

(1)	At September 28, 2008, the Company operated two franchise-owned locations pursuant to the terms of management services agreements.

The following table shows, for each area development agreement and single-unit franchise agreement, as well as for Company-owned stores, the numbers of units that are covered by the agreement (if applicable), currently operating, under construction and in lease negotiations.

Location	Units Covered by Agreement	Restaurants Operating	Restaurants Under Construction	Restaurants In Lease Negotiations
Area Development Agreements
Chicago, Illinois	5	1	2	--
Five State Region (MT, ID, WY, UT, CO)	38	--	1	2
Naples, FL	5	1	--	--
Sacramento, CA	10	1	1	--
San Jose, CA	7	--	1	--
Texas airports	3	--	1	--
	68	3	6	2

Single Unit Franchise Agreements
Bedford, Massachusetts	1	1	--	--

Company-owned Restaurants
Boston, Massachusetts	n/a	4	--	--

Total	69	8	6	2

Three Months Ended September 28, 2008 Compared to Three Months Ended September 30, 2007

General

For the three months ended September 28, 2008, our comparable store sales for Company owned stores decreased by 9.4%. Two of our three Company-owned comparable stores were closed a total of five weeks during the quarter in connection with the conversion of the stores from KnowFat! locations to UFood Grill outlets. System-wide comparable store sales for the quarter decreased by 16.5%. One of the two franchisee-owned comparable store locations was closed for two weeks during the quarter in connection with the conversion of the store from a KnowFat! location to a UFood Grill outlet. All of the comparable store locations are located in the greater Boston area. As of September 28, 2008, the two franchisee-owned comparable store locations were operated by the Company pursuant to two separate management services agreements. Following the end of the quarter, we terminated one of the management services agreements and closed the store related to the agreement. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Franchisee-owned stores which we acquire are included in comparable store sales once they have been open for the entire period of comparison. Comparable store sales exclude closed locations.

Results of Operations

Revenues

Our total revenues for the three months ended September 28, 2008 increased by $320,197, or 26.1%, to $1,546,825 from $1,226,628 for the three months ended September 30, 2007. The increase in total revenues for the three months ended September 28, 2008, as compared to the prior year was primarily due to sales generated by a new Company-owned restaurant that opened at Boston’s Logan International Airport in December 2007 partially offset by a decrease in sales attributable to a Company-owned restaurant in Shrewsbury, Massachusetts that was sold in September 2007 and the decrease in comparable store sales.

Total store sales at Company-owned stores for the three months ended September 28, 2008 increased by $335,923, or 30.2%, to $1,449,086 from $1,113,163 for the three months ended September 30, 2007. As a percentage of total revenues, sales at Company-owned stores increased to 93.7% of total revenues for the three months ended September 28, 2008 from 90.8% of total revenues for the three months ended September 30, 2007. The increase in sales at Company-owned stores for the three months ended September 28, 2008 was primarily due to sales generated by the Logan Airport location, partially offset by a decrease in sales due to the sale of a Company-owned restaurant in September 2007.

During the three months ended September 28, 2008, franchise royalties and fees decreased by $4,908, or 4.8% to $97,739 from $102,647 for the three months ended September 30, 2007 primarily due to a decrease in initial franchise fees offset by an increase in royalties. The Company recognized $35,000 of revenue from initial franchise fees during the three months ended September 28, 2008 compared with $70,000 for the three months ended September 30, 2007.

As of September 28, 2008, our operations consisted of eight restaurants in the Boston area, Naples, FL, Chicago, IL and Sacramento, CA, comprising four Company-owned restaurants and four franchise-owned locations (including one operated by us pursuant to a management services agreement). As of September 28, 2008, we had entered into a total of six area development agreements covering 68 franchise units in nine states (California, Colorado, Florida, Illinois, Idaho, Montana, Texas, Utah   and Wyoming), including three of the four franchise locations that were open and operating, and requiring the construction by franchisees of 65 future UFood Grill outlets. In addition, we had entered into one individual franchise agreement in Massachusetts, which was open and operating at September 28, 2008. The six area development agreements covering 68 franchise units do not include an area development agreement covering five units in Houston, Texas. We have determined that the area developer for Houston would not be able to construct or open the five units specified in his area development agreement because the developer has not complied with the agreed development schedule and, to our knowledge, has taken no steps to identify potential store locations or otherwise develop his territory. During the three months ended September 28, 2008, one franchisee-owned location in Waltham, Massachusetts closed and one franchisee-owned location in Chicago opened.

Costs and Expenses

Food and paper costs for the three months ended September 28, 2008 increased by $172,338, or 63.2%, to $444,977 from $272,639 for the three months ended September 30, 2007. The increase was primarily attributable to food and paper costs incurred at a new Company-owned restaurant that opened at Boston’s Logan International Airport in December 2007 and food and paper costs at two franchise-owned locations that the Company began operating pursuant to two management services agreements in 2008. As a percentage of food sales, food and paper costs increased to 35.0% of food sales for the three months ended September 28, 2008 from 34.0% of food sales for the three months ended September 30, 2007. The increase in food and paper costs as a percentage of food sales was primarily attributable to the new Company-owned restaurant at Logan Airport which has a higher percentage of take-out orders and, consequently, higher paper costs compared with other Company-owned locations.

The cost of nutritional products for the three months ended September 28, 2008 decreased by $83,951, or 40.0%, to $125,753 from $209,704 for the three months ended September 30, 2007. As a percentage of store sales, the cost of nutritional products decreased to 8.7% of store sales for the three months ended September 28, 2008 from 18.8% of store sales for the three months ended September 30, 2007. The decrease in the cost of nutritional products as a percentage of store sales was primarily attributable to a change in our mix of restaurant (i.e., food) sales and retail sales (i.e., nutritional products). Nutritional products represented a smaller proportion of our total store sales in during the three months ended September 28, 2008 compared with the three months ended September 30, 2007. In conjunction with the conversion of three of our Company-owned stores from KnowFat! locations to UFood Grill outlets during the third quarter of 2008, we converted the space formerly devoted to the sale of nutritional products in two of the stores to the sale of smoothie drinks.

Store labor expense for the three months ended September 28, 2008 increased by $135,979, or 41.1%, to $466,772 from $330,793 for the three months ended September 30, 2007. The increase in labor expense was primarily attributable to labor costs incurred at our newest restaurant that opened at Logan International Airport in December 2007, labor costs at two franchise-owned locations that the Company began operating pursuant to two management services agreements in 2008 and salary increases partially offset by efficiencies associated with the streamlined UFood Grill menu at our Logan Airport location. As a percentage of store sales, labor expense increased to 32.2% of store sales for the three months ended September 28, 2008 from 29.7% of store sales for the three months ended September 30, 2007.

Store occupancy costs for the three months ended September 28, 2008 increased by $60,397, or 49.0%, to $183,680 from $123,283 for the three months ended September 30, 2007. The increase in occupancy costs was primarily attributable to occupancy costs at our Logan Airport store that opened in December 2007 and occupancy costs of two franchise-owned locations that the Company began operating pursuant to two management services agreements in 2008. As a percentage of store sales, occupancy costs increased to 12.7% of store sales for the three months ended September 28, 2008 from 11.1% of store sales for the three months ended September 30, 2007 primarily due to higher rent expense at our Logan International Airport location compared with our other restaurant locations.

Other store operating expenses for the three months ended September 28, 2008 increased by $94,904, or 59.0%, to $255,684 from $160,780 for the three months ended September 30, 2007. The increase was primarily due to higher utility costs and other store operating costs at our Logan Airport restaurant partially offset by savings due to improved cost control. As a percentage of store sales, other store operating expenses increased to 17.6% of store sales for the three months ended September 28, 2008 from 14.4% of store sales during the three months ended September 30, 2007.

General and administrative expenses for the three months ended September 28, 2008 increased by $682,602, or 88.1%, to $1,457,673 from $775,071 for the three months ended September 30, 2007. The increase in general and administrative expenses was primarily due to investor relations and public relations expenses incurred in connection with the corporate awareness campaign announced by the Company in May 2008, non-cash, stock-based compensation expense resulting from equity awards to employees, costs of operating as a public company and higher legal costs. During the three months ended September 28, 2008, the Company recognized $108,516 of non-cash, stock-based compensation expense attributable to equity awards to employees. The Company did not recognize any stock-based compensation expense resulting from equity awards to employees during the three months ended September 30, 2007. As a result of the foregoing, general and administrative expenses increased to 94.2% of total revenues during the three months ended September 28, 2008 from 63.2% of total revenues for the three months ended September 30, 2007.

Advertising, marketing and promotion expenses for the three months ended September 28, 2008 increased by $118,820, or 197.1%, to $179,096 from $60,276 for the three months ended September 30, 2007. The increase in advertising, marketing and promotion expenses was primarily due to an increase in expenses related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007, and expenses incurred in connection with the conversion of franchise-owned and company-operated stores operating under the KnowFat! tradename to stores operating under the UFood Grill tradename. Advertising, marketing and promotion expenses for the three months ended September 28, 2008 and September 30, 2007 include $25,519 and $-0-, respectively, of non-cash, stock-based compensation expense attributable to the GFV Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses increased to 11.6% of total revenues in the three months ended September 28, 2008 from 4.9% of total revenues in the three months ended September 30, 2007.

Depreciation and amortization expense for the three months ended September 28, 2008 increased by $26,802, or 25.2%, to $133,036 from $106,234 for the three months ended September 30, 2007 primarily due to the depreciation of assets at our Logan Airport store. As a percentage of total revenues, depreciation and amortization expense decreased slightly to 8.6% of total revenues for the three months ended September 28, 2008 from 8.7% of total revenues for the three months ended September 30, 2007.

Other expense for the three months ended September 28, 2008 increased by $97,963, or 105.0%, to $191,293 from $93,330 primarily due to the financial penalty resulting from the registration statement which has not been declared effective (see Note 3).

Our net loss for the three months ended September 28, 2008 increased by $786,851, or 71.3%, to $1,891,139, from $1,104,288 for the three months ended September 30, 2007. Our net loss increased primarily due to the increase in general and administrative expenses, advertising, marketing and promotion expenses and other expenses. As a percentage of total revenues, our net loss increased to 122.3% of total revenues for the three months ended September 28, 2008 from 90.0% of total revenues for the three months ended September 30, 2007.

Nine Months Ended September 28, 2008 Compared to Nine Months Ended September 30, 2007

General

For the nine months ended September 28, 2008, our comparable store sales for Company owned stores decreased by 8.5%. Two of our three Company-owned comparable stores were closed a total of five weeks during the nine months ended September 28, 2008 in connection with the conversion of the stores from KnowFat! locations to UFood Grill outlets. System-wide comparable store sales decreased by 13.0% during the nine months ended September 28, 2008. One of the two franchisee-owned comparable store locations was closed for two weeks during the nine months ended September 28, 2008 in connection with the conversion of the store from a KnowFat! location to a UFood Grill outlet. All of the comparable store locations are located in the greater Boston area. As of September 28, 2008, the two franchisee-owned comparable store locations were operated by the Company pursuant to two separate management services agreements. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Franchisee-owned stores which we acquire are included in comparable store sales once they have been open for the entire period of comparison. Comparable store sales exclude closed locations.

Results of Operations

Revenues

Our total revenues for the nine months ended September 28, 2008 increased by $595,312, or 15.2%, to $4,507,762 from $3,912,450 for the nine months ended September 30, 2007. The increase in total revenues was primarily due to sales generated by our Logan Airport restaurant that opened in December 2007 partially offset by decreases in sales attributable to a Company-owned restaurant in Woburn, Massachusetts that closed in April 2007, and a Company-owned restaurant in Shrewsbury, Massachusetts that was sold in September 2007 and a decrease in comparable store sales.

Total store Sales at Company-owned stores for the nine months ended September 28, 2008 increased by $655,347, or 18.1%, to $4,278,008 from $3,622,661 for the nine months ended September 30, 2007. As a percentage of total revenues, sales at Company-owned stores increased to 94.9% of total revenues for the nine months ended September 28, 2008 from 92.6% of total revenues for the nine months ended September 30, 2007. The increase in sales at Company-owned stores for the nine months ended September 28, 2008 was primarily due to sales generated by our Logan Airport store, partially offset by a decrease in sales due to the closure of a Company-owned restaurant in April 2007 and the sale of a Company-owned restaurant in September 2007.

During the nine months ended September 28, 2008, franchise royalties and fees decreased by $33,356, or 13.0% to $223,797 from $257,153 for the nine months ended September 30, 2007 primarily due to a decrease in initial franchise fees. The Company recognized $35,000 of revenue from initial franchise fees during the nine months ended September 28, 2008 compared with $70,000 for the nine months ended September 30, 2007.

Costs and Expenses

Food and paper costs for the nine months ended September 28, 2008 increased by $330,396, or 36.3%, to $1,241,074 from $910,678 for the nine months ended September 30, 2007. The increase was primarily attributable to food and paper costs incurred at the Company’s newest restaurant at Boston’s Logan International Airport that opened in December 2007. As a percentage of food sales, food and paper costs decreased to 34.3% of food sales during the nine months ended September 28, 2008 from 35.6% of food sales during the nine months ended September 30, 2007. The decrease in food and paper costs as a percentage of food sales was primarily attributable to lower meat prices and a change in the sales mix of food items resulting from sales at our Logan Airport restaurant.

The cost of nutritional products for the nine months ended September 28, 2008 decreased by $288,639, or 39.9%, to $435,088 from $723,727 for the nine months ended September 30, 2007. As a percentage of store sales, the cost of nutritional products decreased to 10.2% of store sales for the nine months ended September 28, 2008 from 20.0% of store sales for the nine months ended September 30, 2007. The decrease in the cost of nutritional products as a percentage of store sales was primarily attributable to a change in our mix of restaurant (i.e., food) sales and retail sales (i.e., nutritional products). Nutritional products represented a smaller proportion of our total store sales during the nine months ended September 28, 2008 compared with the nine months ended September 30, 2007. In conjunction with the conversion of three of our Company-owned stores from KnowFat! locations to UFood Grill outlets during the third quarter of 2008, we converted the space formerly devoted to the sale of nutritional products in two of the stores to the sale of smoothie drinks.

Store labor expense for the nine months ended September 28, 2008 increased by $204,687, or 18.5%, to $1,313,671 from $1,108,984 for the nine months ended September 30, 2007. The increase in labor expense was primarily attributable to labor costs incurred at our newest restaurant at Logan Airport. As a percentage of store sales, labor expense increased slightly to 30.7% of store sales for the nine months ended September 28, 2008 from 30.6% of store sales for the nine months ended September 30, 2007.

Store occupancy costs for the nine months ended September 28, 2008 increased by $185,491, or 56.6%, to $513,482 from $327,991 for the nine months ended September 30, 2007. The increase in store occupancy costs was primarily attributable to occupancy costs at our Logan Airport store that opened in December 2007 and occupancy costs of a franchise-owned location that the Company began operating in February 2007 pursuant to a management services agreement. As a percentage of store sales, store occupancy costs increased to 12.0% of store sales for the nine months ended September 28, 2008 from 9.1% of store sales for the nine months ended September 30, 2007 primarily due to higher rent expense at our Logan Airport restaurant compared with our other restaurant locations.

Other store operating expenses for the nine months ended September 28, 2008 increased by $183,025, or 32.3%, to $750,530 from $567,505 for the nine months ended September 30, 2007. The increase was primarily due to other store operating expenses at our Logan Airport restaurant and higher utility costs. As a percentage of store sales, other store operating expenses increased to 17.5% of store sales for the nine months ended September 28, 2008 from 15.7% of store sales for the nine months ended September 30, 2007, primarily due to higher store sales and higher utility costs.

General and administrative expenses for the nine months ended September 28, 2008 increased by $3,369,556, or 140.6%, to $5,765,931 from $2,396,375 for the nine months ended September 30, 2007. The increase in general and administrative expenses was primarily due to investor relations and public relations expenses incurred in connection with the Company’s previously announced corporate awareness campaign, non-cash, stock-based compensation expense resulting from equity awards to employees, costs of operating as a public company and legal and other costs incurred in connection with the legal matters discussed in Note 6 of the Notes to Consolidated Financial Statements included elsewhere in this Report. During the nine months ended September 28, 2008, the Company recognized $946,799 of stock-based compensation expense attributable to equity awards to employees and $610,877 of stock-based compensation expense attributable to equity awards to investor relations firms. The Company did not recognize any stock-based compensation expense from equity awards to employees during the nine months ended September 30, 2007. As a result of the foregoing, general and administrative expenses increased to 127.9% of total revenues during the nine months ended September 28, 2008 from 61.2% of total revenues for the nine months ended September 30, 2007.

Advertising, marketing and promotion expenses for the nine months ended September 28, 2008 increased by $297,641, or 63.1%, to $769,667 from $472,026 for the nine months ended September 30, 2007. The increase in advertising, marketing and promotion expenses was primarily due to an increase in expenses related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007, and expenses incurred in connection with the conversion of franchise-owned and company-operated stores operating under the KnowFat! tradename to stores operating under the UFood tradename. Advertising, marketing and promotion expenses for the nine months ended September 28, 2008 and September 30, 2007 include $480,356 and $315,000, respectively, of non-cash, stock-based compensation expense attributable to the GFV Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses increased to 17.1% of total revenues during the nine months ended September 28, 2008 from 12.1% of total revenues during the nine months ended September 30, 2007.

Depreciation and amortization expense for the nine months ended September 28, 2008 increased by $45,143, or 14.0%, to $368,016 from $322,873 for the nine months ended September 30, 2007. As a percentage of total revenues, depreciation and amortization expense decreased to 8.2% of total revenues for the nine months ended September 28, 2008 from 8.3% of total revenues for the nine months ended September 30, 2007.

Other income and expense improved from $249,244 of other expense for the nine months ended September 30, 2007 to $118,089 of other expense for the nine months ended September 28, 2008. The improvement of $131,155 was primarily attributable to lower interest expense and a gain of $68,575 resulting from the extinguishment of debt offset by the recognition of a financial penalty resulting from the registration statement not being declared effective. In April 2008, the Company paid $800,000 to extinguish indebtedness incurred in connection with the acquisition of a restaurant location. Interest expense for the nine months ended September 28, 2008 decreased compared with interest expense for the nine months ended September 30, 2007 as a result of debt repayments.

Our net loss for the nine months ended September 28, 2008 increased by $2,914,394, or 75.6%, to $6,770,295, from $3,855,901 for the nine months ended September 30, 2007. Our net loss increased primarily due to the increase in general and administrative expenses. As a percentage of total revenues, our net loss increased to 150.2% of total revenues for the nine months ended September 28, 2008 from 98.6% of total revenues for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Cash and cash equivalents and restricted cash at September 28, 2008 were $2,441,832 compared to $4,435,813 at December 30, 2007. Cash is primarily used to fund our (i) capital expenditures for new and remodeled company-owned stores, (ii) acquisitions of franchisee-owned stores, (iii) working capital requirements and (iv) net operating losses. At September 28, 2008, restricted cash included $77,048 of cash proceeds received from the private placement offering and deposited in an escrow account to fund qualified public relations and investor relations expenses.

We used $4,300,413 of cash to fund our operating activities in the nine months ended September 28, 2008 compared with $2,030,582 of cash used to fund our operating activities in nine months ended September 30, 2007. The increase in cash used to fund our operating activities was primarily due to cash used for investor relations and public relations activities, costs of operating as a public company and legal and other costs associated with the settlement of a dispute with a former franchisee and changes in working capital.

During the nine months ended September 28, 2008, we spent $527,660 for the acquisition of equipment, primarily in connection with the conversion of four KnowFat! locations to UFood Grill outlets, compared with $699,126 spent for the acquisition of equipment during the nine months ended September 30, 2007. During the three and nine month periods ended September 30, 2007 we received $150,000 of cash proceeds from the sale of a restaurant in Shrewsbury, Massachusetts.

During the nine months ended September 28, 2008, financing activities provided $3,449,094 of cash including $4,088,871 of net cash proceeds from the sale of 4,781,000 Units of our securities as described above. In addition, during the nine months ended September 28, 2008, we used $1,209,554 of cash to repay outstanding indebtedness. Restricted cash decreased by $615,002 during the nine months ended September 28, 2008. Restricted cash was used to pay qualified public relations and investor relations expenses. For the nine months ended September 30, 2007, financing activities provided $1,178,706 of cash, including $1,733,217 of net cash proceeds received from the issuance of notes payable.

Historically we have funded our operations, working capital requirements, acquisitions and capital expenditures with proceeds from the issuance of debt and equity securities. In order to fund our current business plan, we will need to raise additional capital from the issuance of debt or equity securities, or both, in the next six months.

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

Our capital requirements, including development costs related to the opening or acquisition of additional stores will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We have incurred significant operating losses since inception and expect to incur a significant operating loss in 2008. In order to fund our current business plan we expect to raise additional capital from the issuance of debt or equity securities, or both, in the next six months.

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles. SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with generally accepted accounting principles in the United States for non-governmental entities. SFAS No. 162 is effective 60 days following approval by the SEC of the Public Company Accounting Oversight Board’s amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have a material impact on our consolidated financial statements.

In October 2008, the FASB issued Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active (FSP 157-3). FSP 157-3 clarifies the application of SFAS No. 157, which we adopted as of January 1, 2008, in cases where a market is not active. We have considered the guidance provided by FSP 157-3 and determined that the impact was not material on estimated fair values as of September 28, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of September 28, 2008, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, except for the material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company’s internal controls during the fiscal quarter ended September 28, 2008 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2007, the Company received a letter from counsel to a former franchisee regarding potential claims against the Company and certain of its officers and directors. The letter stated a desire for the parties to reach a mutually-satisfactory negotiated resolution to the dispute. A draft demand for arbitration, which was not filed, was included with the letter and claimed that the Company and certain of its officers and directors made false and misleading statements (and material omissions of facts) in connection with the sale of the franchise in violation of the Minnesota Franchise Act. The draft demand sought damages in the approximate amount of $2,000,000. The Company believed that it complied with all applicable franchise rules and regulations in its dealings with the former franchisee and sought to vigorously defend any claims that were brought. This matter was settled in April 2008. The terms of the confidential settlement agreement included a monetary payment that was included in general and administrative expenses for the nine months ended September 28, 2008.

On April 2, 2008, KFLG Watertown, Inc. (KFLG), a wholly-owned subsidiary of the Company, received a default letter from BAA Boston, Inc. (BAAB) claiming certain defaults under KFLG’s Sublease Agreement with BAAB for retail premises (the Premises) at Logan International Airport in Boston, Massachusetts (the Sublease Agreement). On July 16, 2008, KFLG received a second default letter (the Default Letter) alleging that KFLG is in default of its obligations under the Sublease Agreement due to, among other things, KFLG’s failure to open on time and to timely make certain subtenant improvements. The Default Letter demands that KFLG pay liquidated damages of $104,000 BAAB, past due rent of $20,000 and BAAB’s legal fees and expenses in the amount of approximately $40,000. This matter is only in the claim stage and no legal proceeding has been commenced. The Company has denied BAAB’s allegations that it is in default of the Sublease Agreement. The Company has been in contact with representatives of BAAB to try and resolve this matter. In the event the Company is unable to resolve this matter, BAAB has indicated it will seek to enforce any and all of its rights and remedies available under the Sublease Agreement including the possible termination of the Sublease.

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

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

We held our 2008 Annual Meeting of Stockholders on August 29, 2008. At the 2008 Annual Meeting, our stockholders elected the director nominees, approved an amendment to our 2007 Equity Incentive Plan (the “Equity Incentive Plan”) in order to increase the total number of shares of common stock reserved for issuance under the Equity Incentive Plan from 3,000,000 shares to 6,000,000 shares and ratified the appointment by our board of directors of Carlin, Charron & Rosen, LLP as our independent registered public accounting firm for the fiscal year ending December 28, 2008.

Our stockholders re-elected Charles A. Cocotas, Robert C. Grayson, Mark Giresi, George Naddaff and Jeffrey Ross as directors, each to serve until our 2009 annual meeting of stockholders and until his successor is elected and qualified.

The proposals acted upon at the 2008 Annual Meeting and the voting tabulation for each proposal are as follows:

Proposal 1. To elect five directors, all of whom currently serve in that capacity, to serve until the 2009 annual meeting, or until his successor has been duly elected and qualified:

Director Nominees:	For	Withheld
Charles A. Cocotas	13,838,833	86,600
Robert C. Grayson	13,840,033	85,400
Mark Giresi	13,790,033	135,400
George Naddaff	13,838,833	86,600
Jeffrey Ross	13,838,833	86,600

Proposal 2. To amend the 2007 Equity Incentive Plan to increase the number of shares issuable thereunder from 3,000,000 to 6,000,000.

	For	Against	Abstain
Shares of common stock voted	10,141,890	449,083	75,100

Proposal 3. To ratify the appointment of Carlin, Charron & Rosen, LLP as our independent registered public accounting firm for the fiscal year ending December 28, 2008.

	For	Against	Abstain
Shares of common stock voted	13,862,783	58,212	4,438

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description
2.1
Agreement and Plan of Merger and Reorganization, dated as of December 18, 2007, by and among UFood Restaurant Group, Inc., KnowFat Acquisition Corp. and KnowFat Franchise Company, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

2.2	Certificate of Merger (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)
3.1(a)
Amended and Restated Articles of Incorporation of UFood Restaurant Group, Inc. (f/k/a Axxent Media Corporation and UFood Franchise Company) (incorporated by reference to Exhibit 3.1(a) to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 22, 2007)

3.1(b)
Amendment to Articles of Incorporation of UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 26, 2007)

3.2
Amended and Restated Bylaws of UFood Restaurant Group, Inc. (f/k/a Axxent Media Corporation and UFood Franchise Company) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 31, 2006)

4.1
Form of Investor Warrant of UFood Restaurant Group, Inc., issued as of December 18, 2007 (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

4.2	Form of Lock-Up Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)
4.3	Form of Warrant of UFood Restaurant Group, Inc., issued as of December 18, 2007, to former holders of Warrants of KnowFat Franchise Company, Inc.
10.1
Form of Registration Rights Agreement, dated as of December 18, 2007, by and between UFood Restaurant Group, Inc., and the investors in the Offering (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.2
Split-Off Agreement, dated as of December 18, 2007, by and among UFood Restaurant Group, Inc., Brent Hahn, Axxent Media, Inc., and KnowFat Franchise Company, Inc.(incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.3
General Release Agreement, dated as of December 18, 2007, by and among UFood Restaurant Group, Inc., Brent Hahn, Axxent Media, Inc., and KnowFat Franchise Company, Inc.(incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.4
Employment Agreement between KnowFat Franchise Company, Inc., and George Naddaff (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.5
Employment Agreement between KnowFat Franchise Company, Inc., and Eric Spitz (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.6	KnowFat Franchise Company, Inc., 2004 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)
10.7	UFood Restaurant Group, Inc., 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)
10.8
Form of Stock Option Agreement by and between UFood Restaurant Group, Inc., and participants under the 2004 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.9
Form of Stock Option Agreement by and between UFood Restaurant Group, Inc., and participants under the 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.10
Escrow Agreement by and between UFood Restaurant Group, Inc., and Gottbetter & Partners, LLP, dated December 18, 2007 (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.11
Escrow Agreement by and between UFood Restaurant Group, Inc., George Naddaff, Eric Spitz and Gottbetter & Partners, LLP, dated December 18, 2007 (incorporated by reference to Exhibit 10.11 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.12
Securities Purchase Agreement by and between UFood Franchise Company, Inc., and the Buyers (as defined therein), dated September 24, 2007 (incorporated by reference to Exhibit 10.12 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.13
Form of Investor Note issued by UFood Franchise Company, Inc. (incorporated by reference to Exhibit 10.13 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.14
Form of Placement Agent Warrant issued as of October 4, 2007 (incorporated by reference to Exhibit 10.14 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.15
Placement Agency Agreement by and between UFood Franchise Company, Inc., and Spencer Trask Ventures, Inc., dated as of August 24, 2007 (incorporated by reference to Exhibit 10.15 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.16
Subordination Agreement by and between T.D. Banknorth, N.A. and UFood Franchise Company, Inc., dated as of September 24, 2007 (incorporated by reference to Exhibit 10.16 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.17
Employment agreement between UFood Restaurant Group, Inc., and Charles A. Cocotas (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-k filed with the Securities and Exchange Commission on February 19, 2008)

10.18
Placement Agency Agreement by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc., and Spencer Trask Ventures, Inc., dated October 17, 2007 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.19
Amendment No. 1 to Placement Agency Agreement, dated February 14, 2008, by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc., and Spencer Trask Ventures, Inc., dated October 17, 2007 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.20
Form of Subscription Agreement between UFood Restaurant Group, Inc., Spencer Trask Ventures, Inc., and Private Placement Investors (incorporated by reference to Exhibit 10.23 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.21
Form of Warrant Issued to Spencer Trask Ventures, Inc., in connection with the Offering (incorporated by reference to Exhibit 10.24 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.22
Finder’s Fee Agreement between UFood Restaurant Group, Inc., and Spencer Trask Ventures, Inc., dated December 18, 2007 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.23
UFood Restaurant Group, Inc., Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2008)

10.24	Services Agreement dated September 6, 2006, between KnowFat Franchise Company, Inc., and George Foreman Ventures, LLC
10.25	Promotion License Agreement dated September 6, 2006, between KnowFat Franchise Company, Inc., and George Foreman Ventures, LLC
10.26	Letter Agreement dated June 12, 2007, between KnowFat Franchise Company Inc, and George Foreman Ventures, LLC
10.27	Credit Agreement dated as of May 27, 2005, between KFLG Watertown, Inc., and TD Banknorth, N.A.
10.28	Guarantee and Security Agreement, dated as of September 6, 2006, made by Knowfat Of Landmark Center, Inc., in favor of TD Banknorth, N.A.
10.29	First Amendment to Credit Agreement dated as of December 31, 2005, between KFLG Watertown, Inc., and TD Banknorth, N.A.
10.30	Second Amendment to Credit Agreement dated as of May 31, 2006, between KFLG Watertown, Inc., and TD Banknorth, N.A.
10.31	Third Amendment to Credit Agreement dated as of July 31, 2006, between KFLG Watertown, Inc., and TD Banknorth, N.A.
10.32	Fourth Amendment to Credit Agreement dated as of October 2, 2006, between KFLG Watertown, Inc., and TD Banknorth, N.A.
10.33	Media Services Agreement dated as of April 8, 2008, between Crosscheck Media Services and UFood Restaurant Group, Inc.
10.34	Consulting Agreement dated as of April 21, 2008, between New Century Capital Consultants and UFood Restaurant Group, Inc.
10.35	Consulting Agreement dated as of April 21, 2008, between Stara Zagora Kompanija, LTD, UFood Restaurant Group, Inc., and Neptune Media, LLC
10.36	Consulting Agreement dated as of April 9, 2008, between MarketByte LLC and UFood Restaurant Group, Inc.

10.37		Consulting Agreement dated as of April 9, 2008, between TGR Group LLC and UFood Restaurant Group, Inc.
10.38		Consulting Agreement dated as of June 16, 2008, between Aviatech and UFood Restaurant Group, Inc.
10.39		Joint Venture Agreement dated as of January 26, 2004 between George Naddaff and Eric Spitz and Low Fat No Fat Gourmet Café, Inc.
11.1
Statement re. Computation of Per Share Earnings (omitted in accordance with section (b)(11) of Item 601 of Regulation S-K; the computation of per share earnings is set forth in Part I in Note 8, Earnings per Share , to the Consolidated Financial Statements for the Three Months Ended September 28, 2008, and September 30, 2007, and in Note 17, Earnings per Share , to the 2007 Consolidated Financial Statements)

14.1		UFood Restaurant Group, Inc., Code of Ethics (incorporated by reference to Exhibit 14.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2008)
16.1
Letter to the Securities and Exchange Commission from Manning Elliot LLP, dated March 6, 2008, regarding a change in Certifying Accountant (incorporated by reference to Exhibit 16.1 to the Company’s Form 8-K/A filed with the Securities and Exchange Commission on March 11, 2008)

21.1		Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)
31.1	*	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002

*		Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFOOD RESTAURANT GROUP, INC.

Date: November 12, 2008	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 12, 2008	By:	/s/ Glenn E. Davis
Glenn E. Davis
Chief Financial Officer
(principal financial officer)