Form 10-K
period 2008-12-28
UFood Restaurant Group, Inc.
filed 2009-03-31
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-136167
UFOOD RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4463582
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
255 Washington Street, Suite 100
Newton, Massachusetts 02458
(Address of principal executive offices) (Zip Code)
(617) 787-6000
Registrant’s telephone number
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $ 35,440,985 based on the last sale price of the common stock as of June 27, 2008 (the last business day of the most recently completed second fiscal quarter). Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 34,818,490 shares of our Common Stock issued and outstanding as March 20, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
The registrant intends to file a definitive proxy statement pursuant to Regulation 14A within 120 days of the end of the fiscal year ended December 28, 2008. Portions of such proxy statement are incorporated by reference into Part III of this form 10-K

PART I
Item 1. Business.
We are a franchisor and operator of fast-casual food service restaurants that capitalize on what we believe are the developing trends toward healthier living and eating and the increasing consumer demands for restaurant fare that offers appetizing food with healthy attributes. We believe our menu items are made with higher quality ingredients and healthier cooking techniques than ordinary quick serve food. Delivering great taste and an overall pleasing dining experience for an individual customer is the focus of UFood’s mission and concept.
We were incorporated in the State of Nevada on February 8, 2006, as Axxent Media Corporation. Prior to December 18, 2007, we were a development stage company as defined by Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development Stage Enterprises. As Axxent Media Corporation, our business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. Following the merger described below, we abandoned our plans to obtain reproduction and distribution rights to films. On August 8, 2007, we changed our name to UFood Franchise Company, and on September 25, 2007, we changed our name to UFood Restaurant Group, Inc.
On December 18, 2007, a wholly-owned subsidiary of our Company merged with and into KnowFat Franchise Company, Inc., with KnowFat surviving the merger as our wholly-owned subsidiary. Following the merger, we continued KnowFat’s business operations. KnowFat was founded in 2004 to capitalize on the popularity of a chain of fast-casual concept restaurants operating under the trade name “Lo Fat Know Fat” in the greater Boston area, as well as the trend we believe is developing in the United States towards healthier living and eating. After operating for three years as KnowFat! Lifestyle Grille, while continuously modifying and improving the concept, management decided that future locations will operate under the name UFood Grill. During the third quarter of 2008, the four remaining KnowFat! Lifestyle Grille locations were converted to UFood Grill outlets. All of our company-owned restaurants and franchise-owned locations now operate, and all future locations will operate, under the name UFood Grill.
Three of our four Company-owned restaurants that were originally KnowFat! Lifestyle Grilles included an integrated convenience-style retail store that carried a variety of health-oriented nutritional products, such as supplements, vitamins, nutrition bars, energy drinks and healthy snacks. As part of the process of conversion to UFood Grill outlets process, floor space formerly devoted to the sale of nutritional products in two of these stores was reconfigured to accommodate the sale of smoothie drinks and frozen yogurt, because we believe that these products will generate higher revenues in these locations and we currently do not expect the sale of nutritional products to be significant to our business in the future. None of our franchise locations currently carries nutrition products. We will continue to evaluate the placement of nutrition products in our existing and future locations based on our assessment of demand in the particular location and, in the case of franchise locations, the franchisee’s preferences.
Our operations currently consist of twelve restaurants in the Boston area, Naples, FL, Chicago, IL, Draper, UT, Sacramento, CA and at the Dallas Ft. Worth Airport, comprising four Company-owned restaurants and eight franchise-owned locations. We have entered into a total of six area development agreements covering 68 franchise units in nine states (California, Colorado, Florida, Illinois, Idaho, Montana, Texas, Utah and Wyoming), including seven of the eight franchise locations currently open and operating, and requiring the construction by franchisees of 60 future UFood Grill outlets.

Of the six area development agreements described above, three were entered into during 2008. The three area development agreements we entered into in 2008 cover 46 UFood Grill outlets (41future and five operating), comprising five UFood Grill units in the Chicago metropolitan area (including three units that are currently open and operating), 38 UFood Grill units in a five-state area composed of Colorado, Utah, Montana, Idaho and Wyoming (including one unit that opened in February 2009) and three units at airports in Texas (including one unit that opened in March 2009). The three area development agreements we entered into prior to 2008 cover 22 UFood Grill outlets including three UFood Grill outlets currently open and operating and 19 UFood Grill outlets to be constructed in the future in Naples, FL, Sacramento, CA, and San Jose, CA.

Of the 60 franchise locations to be constructed under existing area development agreements, six locations are expected to open in 2009, ten locations in 2010, 13 locations in 2011 and 31 locations thereafter. The rate at which current and future area developers and franchisees open locations will depend upon several factors, including the identification of suitable store sites, the negotiation of long-term leases, the permitting process, the construction of the stores, the ability to attract, train and retain employees and the ability to secure financing on acceptable terms. We intend to supplement the opening of franchisee-owned locations with additional Company-owned locations. While we have not set a specific target or timetable for Company-owned stores, we expect Company-owned locations will be concentrated in the New England area and could represent approximately 10% of total system-wide locations over the longer term. The rate at which we open Company-owned locations will depend on the same factors that impact the development and opening of franchisee-owned locations as well as the financial resources available to us. We currently do not have the financing in place to construct and operate additional Company-owned locations and there is no assurance that we will be able to secure the financing necessary to construct and operate additional Company-owned locations.
We believe the sale of franchises allows us to expand the UFood Grill brand faster than the construction and operation of company-owned outlets due to the Company’s limited human and financial resources, while allowing us to collect franchise fees and royalties. Under our area development and franchise agreements, we receive royalties on gross franchise sales as described above, and we do not pay any of the construction, opening (other than the training and advice described above), operating or marketing costs. We do not provide or arrange financing to franchisees or area developers.
All of our company-owned restaurants and franchise-owned locations now operate, and all future locations will operate, under the name UFood Grill.
We operate in two business segments: Store Operations and Franchise Operations. The Store Operations segment comprises the operating activities of restaurants owned or operated by the Company. The Franchise Operations segment is comprised of the operating activities of the franchise business unit that licenses qualified operators to conduct business under the UFood Grill tradename and monitors the operations of these business units. Certain financial information for each segment is set forth in Note 10, Segment Data, of Notes to Consolidated Financial Statements.
Our headquarters are located at 255 Washington Street, Suite 100, Newton, Massachusetts 02458. Our telephone number is (617) 787-6000.
Concept and Strategy
We are a franchisor and operator of fast-casual food service restaurants that capitalize on what we believe are the developing trend toward healthier living and eating and the increased consumer demands for restaurant fare that offers appetizing food with healthy attributes. We believe our menu items are made using higher quality ingredients and healthier cooking techniques than ordinary quick serve food. Consequently, we believe our menu provides customers with a delicious and healthy alternative to typical fast food options. Guests order at a counter and wait three to five minutes for their meals to be prepared. At UFood Grill, we bake, grill or steam our menu offerings; we never fry our food. Our sauces, cheeses and salad dressings are reduced-fat. We serve whole-grain breads and side dishes and, where we can do so while still charging our customers a reasonable price, organic meats and vegetables (meeting U.S. Food and Drug Administration standards for “organic”). The food is served on ceramic plates with metal utensils and is either taken to the table by each guest or delivered to the table by a UFood server. Delivering great taste and an overall pleasing dining experience for an individual customer is the focus of UFood’s mission and concept.

Many customers not only want to eat well; they also want to buy products that support an overall healthy lifestyle. Some of our locations offer integrated convenience-style retail stores that carry a wide variety of health-oriented nutrition products, such as supplements, vitamins, nutrition bars, energy drinks and healthier snacks.
As part of the re-branding effort that culminated in the UFood Grill concept, we developed a market segmentation model that identified the following five customer personas:
•	Healthy life style enthusiast (eating healthier fits squarely into their way of life)
•	Feel Gooder (eating at UFood makes them feel good about themselves)
•	Convenience-only (convenience trumps all decision factors when selecting where to dine)
•	People with restricted diets
•	Magic Bullet (people who seek to have it all at little cost and no effort)
The UFood Grill concept attempts to provide each customer segment with the features it seeks in a quick service restaurant. Understanding the market segmentation model allows us to focus on those market segments that afford the greatest sales opportunities. The UFood Grill brand has four pillars on which it rests:
U Love Great Food
U Are Always on the Go
U Want It Your Way
U Want to Look and Feel Great
Approximately half of all our sales are prepared for take-out, with the guest either calling ahead or ordering in the restaurant. Nearly 60% of customers frequent our restaurants for lunch, with the remaining 40% enjoying our fare at dinner time. Most of Our restaurants are not open for breakfast service. We are required to offer breakfast service at our UFood Grill outlet at Logan International Airport in Boston and are considering the addition of breakfast service at some of our urban locations.

Some of our restaurant locations also offer an integrated convenience-style retail store that carries a wide variety of health-oriented nutrition products, such as supplements, vitamins, nutrition bars, energy drinks, and healthy snacks.
We believe the UFood concept has significant growth potential, which we hope to realize through a combination of company and franchisee efforts. Franchising will be a key component of our success. There are currently a total of twelve UFood Grill restaurant locations open. Five of the locations are in the greater Boston area, with one location in Naples, Florida, three locations in Chicago, Illinois, two locations in Sacramento, California, one location in Draper, Utah and one location at the Dallas/Ft. Worth Airport.

Industry Background
The United States restaurant industry is benefitting from a long-term trend of consumers eating out more frequently. According to the National Restaurant Association, the restaurant industry’s share of consumer food expenditures has increased from 25% in 1955 to 47.5% in 2005, and restaurant sales are expected to reach $566 billion in 2009, an increase of 2.9% over 2008 sales. The leading factors contributing to the recent growth have been the growing population, the trend toward busier lifestyles, greater spending on dining and entertainment activities and the increased availability of high-quality dining options.

The recent emergence of the fast-casual dining sector has capitalized significantly on the industry’s expansion. This group, led by companies such as Chipotle Mexican Grill and Panera Bread Company, caters to customers who desire the convenience of fast food, and who are willing to pay a premium for higher quality, differentiated menu items. According to the National Restaurant Association, these consumer preferences have made fast-casual one of the fastest growing sub-sectors within the restaurant industry.
However, the increase in eating out has also contributed to a general deterioration in the health of Americans. Today, obesity has reached epidemic proportions in the United States. According to the Centers for Disease Control and Prevention (CDC), approximately 34% of American adults aged 20 and over, or 72 million people, met the criterion for obesity in 2006. In addition, a CDC study indicates that in the past 30 years, the occurrence of obesity in children has doubled, and it is now estimated that one in five children in the United States is overweight. According to published studies, obese children are more likely to be obese as adults, which leads to an increased risk for a number of diseases including stroke, cardiovascular disease, hypertension, diabetes and some cancers. Obesity also contributes to additional negative health consequences, including Type 2 Diabetes, high total and LDL (bad) cholesterol and triglyceride levels in the blood, low HDL (good) cholesterol levels in the blood, sleep apnea and inflammation of the liver. Poor food choices, such as diets high in calories (including fats and simple sugars) and lower in fruits and vegetables, are linked with being overweight.
Menu
We believe our menu items are made with higher quality ingredients and healthier cooking techniques than ordinary quick serve food. Consequently, we believe our menu provides customers with a delicious and healthy alternative to typical fast food options. Guests order at a counter and wait three to five minutes for their meals to be prepared. At UFood Grill, we bake, grill or steam our menu offerings; we never fry our food. Our sauces, cheeses and salad dressings are reduced-fat. We serve whole-grain breads and side dishes and, where we can do so while still charging our customers a reasonable price, organic meats and vegetables (meeting U.S. Food and Drug Administration standards for “organic”). The food is served on ceramic plates with metal utensils and is either taken to the table by each guest or delivered to the table by a UFood server. Delivering great taste and an overall pleasing dining experience for an individual customer is the focus of UFood’s mission and concept.
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
Franchise sales are led by our chairman and chief executive officer, George Naddaff. In addition, we have entered into a services agreement with George Foreman, the well-known world heavyweight boxing champion, businessman and celebrity, to be a spokesperson for the brand as well as to assist in generating interest in franchising the UFood concept. Under the terms of an agreement, Mr. Foreman has agreed to lend his name and likeness and assist in marketing and branding efforts of UFood restaurants. Mr. Foreman is expected initially to be involved in helping to sell franchises. Once we have more than 50 stores opened, he is expected to shift his focus to generating publicity through personal appearances in UFood restaurants and traditional media. The agreement expires in June 2011.
We will allow franchisees to build single units in the Boston metro area that will co-exist alongside those of other franchisees as well as company-owned units. The proximity to our headquarters of our Boston area restaurants will enable management to closely monitor these single-unit franchises. In addition, the simultaneous construction of several franchises in the Boston area would allow for more rapid growth of the Boston market.
Outside of the Boston area, we plan to award only multi-unit territories to sophisticated, experienced owner-operators. These operators will sign area development agreements wherein they will obtain an exclusive territory in which to build UFood outlets. Upon signing these agreements, the operators will pay an upfront fee for the rights to their territory, and they will then be bound to a timeline over which they must open the units. Currently we have six area developers who have committed to building and operating 68 franchise locations (including 8 locations currently open and operating) in six areas:
•	Dallas-Fort Worth International Airport and other airports in Texas
•	Naples, FL
•	Sacramento, CA
•	San Jose, CA
•	Chicago, IL
•	Five-State Region (MT, CO, UT, WY, ID)
We have six area developers in the areas other than Boston. We seek to sell franchises to sophisticated, experienced restaurant operators who already know their markets, having operated other restaurants in their territories. We believe these sophisticated operators will enable our concept to grow rapidly and help establish the UFood brand across the country. We do not allow sub-franchising. All franchise agreements are directly with us.

We also intend to grow our store base through the building of company-owned stores. Our current plan calls for approximately 10% of our stores to be company-owned. The primary purpose of this effort is to ensure that management understands how the stores evolve and operate and has its own “kitchen” to test new initiatives (menu items, loyalty programs etc.) in front of real customers. We have already instituted a loyalty program that utilizes magnetically encoded discount loyalty cards with our repeat customers. The program provides members with a 3% return on their purchases, a free birthday meal and discount coupons. Our database contains the names of over 20,000 loyalty card users. The loyalty card provides us with a direct communications channel with our customers, drives sales and allows us to track consumer behavior. To leverage the current geographical concentration of UFood stores in the Boston area, we plan to locate the new company-owned stores in the New England area, close to our headquarters.
We have developed two prototype stores that we believe are suitable to differing site and demographic conditions: 1) 1,500 — 2,500 sq. feet units (currently twelve stores); and 2) 800 — 1,000 sq. feet units that are kiosks in airports, bus and train stations, hospitals and other high-traffic locations (currently one store). We cannot currently estimate the proportion of our planned future locations that will fall in each of these categories.

Franchise Operations
UFood has pursued a broad-based franchising program since 2004. UFood continues to extend its franchise relationships beyond its current franchisees. Pursuant to federal and state regulations, UFood annually updates its Franchise Disclosure Document, which includes a disclosure statement, a Franchise Agreement, and an Area Development Agreement, to facilitate sales of additional franchise and area development licenses. The UFood franchise agreement typically requires the payment of a franchise fee of $35,000 per restaurant, royalties of 5.0% of gross sales and contributions to a system-wide advertising fund of 1.5% of gross sales. The franchisee is also required to spend 1.5% of gross sales on local marketing. In general, 50% of the franchise fee is payable at the time the Franchise Agreement is signed and the balance is due at the time each store opens. Each Franchise Agreement generally provides for a term of 15 years and two, five-year renewal options.
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
To ensure that the UFood concept is consistent across all geographic areas, we have fully built out the corporate support system for franchisees. New franchisees get assistance on all levels, including build-out specifications, operational guidance, and menu and recipes. We also provide a three week training program for each of our new franchisees and employees prior to new store openings.
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
Competition
The restaurant industry is intensely competitive. There are many different sectors within the restaurant industry that are distinguished by types of service, food types and price/value relationships. We position our restaurants in the highly competitive and fragmented fast-casual sector of the restaurant industry. In addition to competing against other fast-casual restaurants, we compete against other sectors of the restaurant industry, including fast-food restaurants and casual dining restaurants. The number, size and strength of competitors within each sector vary by region. We compete based on a number of factors including taste, product quality, speed of service, value, name recognition, restaurant condition and ambiance, location and customer service. Although we believe we compete favorably with respect to each of these factors, many of our direct and indirect competitors are well-established national, regional or local chains and have substantially greater financial, marketing, personnel and other resources.

Customers seeking a healthier meal at a foodservice establishment, have several choices available to them throughout the country. However, we are not aware of any national chains of health-oriented quick-service restaurants that geographically cover the whole United States or even a number of states.
The following is a list of restaurants that position themselves as healthier and compete in the quick-serve environment, mostly on a local level. The largest chain has six stores.
•	Better Burger (New York City)
•	Energy Kitchen (New York City)
•	The Pump (New York City)
•	Topz (California)
•	Evo’s (California, Florida, Nevada, North Carolina)
•	b. good (Boston)
•	Soma Grill (Arizona)
•	Healthy Bites (Florida)
Of the restaurants listed above, only b. good operates in the Boston area. A number of fast food chains and local eateries operating in the greater Boston area offer similar products and services as UFood Grill but without the emphasis on health. b. good operates four locations in the Boston area. In addition to b. good, there are several vegetarian and raw vegan restaurants in the Boston area as well as several health food stores. These outlets offer healthy food but not in a quick-serve environment.

We also compete with these and many other retail establishments for desirable site locations. See “Risk Factors—There is intensive competition in our industry, and we will be competing with national and regional chains and independent restaurant operators.”
Employees
As of March 28, 2009, we employed approximately 35 full-time associates (defined as associates who average 35 hours or more per week), of whom 10 were employed in general or administrative functions, principally at our headquarters in Newton, Massachusetts, and approximately 25 were employed in our five company-operated restaurant locations in the Boston area as managers and associates. UFood does not have any collective bargaining agreements with its employees and considers its employee relations to be good. UFood places a priority on staffing its restaurant and store operations with skilled associates and invests in training programs to ensure the quality of its operations.
Trademarks
We have registered the following trademarks with the United States Patents and Trademarks Office: “Unfries” (pending), “UFood Grill” (pending), “Proccino” (pending), “KnowFat! Lifestyle Grille,” “KnowFat,” “Prolatta,” and “LoFat KnowFat”. We believe that our trademarks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.
Seasonality
While our business is not significantly seasonal, revenues in the first two quarters of the calendar year are slightly higher than the last two quarter of the year.

Government Regulation
Our restaurants are subject to licensing and regulation by state and local health, sanitation, safety, fire and other authorities, including licensing and permit requirements for the sale of food. To date we have not experienced an inability to obtain or maintain any necessary licenses, permits or approvals. In addition, the development and construction of additional units are also subject to compliance with applicable zoning, land use and environmental regulations. See “Risk Factors—Our food service business and the restaurant industry are subject to extensive government regulation.”
Environmental Regulation
Our business is subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. To date, our stores have not been the subject of any material environmental matters. See “Risk Factors—We have not conducted a comprehensive review of all the potential environmental liabilities at our properties.”
Item 1A. Risk Factors.
Risks Related to Our Company and Our Business
We have a limited operating history and are subject to all of the risks inherent in the expansion of an early-stage business.
KnowFat was formed approximately four years ago, and we have a short operating history upon which an investor can evaluate our performance. Our proposed operations are subject to all of the risks inherent in the expansion of an early-stage business enterprise, including higher-than-expected expenses and uncertain revenues. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the expansion of an early-stage business and the competitive environment in which we operate. We have had no profits to date, and there can be no assurance of future profits. As a result of the expansion-stage nature of our business and the fact that we will incur significant expenses in connection with our activities, we can be expected to sustain operating losses for the foreseeable future.
We have not been profitable to date and expect our operating losses to continue for the foreseeable future; we may never be profitable.

We have incurred annual operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. At this time, our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended December 28, 2008, we had revenue of $5,824,042 and incurred an operating loss of $9,948,620. For the fiscal year ended December 30, 2007, we had revenue of $4,904,883 and incurred an operating loss of $5,007,129. Our total accumulated deficit through December 28, 2008, was $24,717,544.

As a result of our brief operating history, revenue is difficult to predict with certainty. Current and projected expense levels are based largely on estimates of future revenue. We expect expenses to increase in the future as we expand our sales, marketing and administrative activities and incur the expenses of being a public company. As a result, we expect to incur additional losses for at least the next 18 months. We cannot assure you that we will be profitable in the future or generate future revenues. Accordingly, the extent of our future losses and the time required to achieve profitability, if ever, is uncertain. Failure to achieve profitability could materially and adversely affect the value of our Company and our ability to effect additional financings. The success of the business depends on our ability to increase revenues to offset expenses. If our revenues fall short of projections, our business, financial condition and operating results will be materially adversely affected. If we are unable to generate positive cash flow from our company-owned restaurants or if the market price of our common stock declines, we may be required to recognize an impairment loss with respect to the assets of our company-owned restaurants or our goodwill.

There are risks inherent in expansion of operations, including our ability to sell franchises, generate profits from new restaurants, find suitable sites and develop and construct stores in a timely and cost-effective way.
We cannot project with certainty, nor do we make any representations regarding, the number of franchises we will be able to sell or the number of new restaurants we and our franchisees will open in accordance with our present plans and within the timeline or the budgets that we currently project. While our business plan focuses primarily on the sale of franchises rather than building and operating additional Company-owned stores, sales at Company-owned stores represented over 94% of our total revenues for the year ended December 28, 2008. Our failure to sell the projected number of franchises would adversely affect our ability to execute our business plan by, among other things, reducing our revenues and profits and preventing us from realizing our strategy of being the first major franchiser of retail outlets offering a combination of food service featuring low-fat, low-carbohydrate and low-calorie food items, selected beverages to the general public. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those currently operated by us and our franchisees or that our restaurants will be operated profitably.

During the year ended December 28, 2008, our store operations business segment generated revenue of $5,462,915 and an operating loss of $2,781,278. The store segment operating loss for the year ended December 28, 2008 included a loss resulting from the impairment of long lived assets and goodwill of $2,050,655, and $305,000 of legal and other costs associated with the subcontractor liens described in Note 4 of the Notes to Consolidated Financial Statements as of December 28, 2008. During the year ended December 30, 2007, our store operations business segment generated revenues of $4,543,194 and an operating loss of $999,385. The operating loss for our store operations business segment for the year ended December 30, 2007 included a loss on disposal of $666,838 resulting from the closure of one Company-owned store and the sale of another Company-owned store.

We will rely primarily upon area developers to open and operate franchise units. The number of openings and the performance of new stores will depend on various factors, including:
•	the availability of suitable sites for new stores;
•
our and our franchisees’ ability to negotiate acceptable lease or purchase terms for new locations, obtain adequate financing, on favorable terms, requires to construct, build-out and operate new stores and meet construction schedules, and hire and train and retain qualified store managers and personnel;

•	managing construction and development costs of new stores at affordable levels;
•	the establishment of brand awareness in new markets; and
•	the ability of our Company and our area developers to manage this anticipated expansion.

While the impact varies with the location and the qualifications of the franchisee, tight credit markets are generally making financing for construction and operation of restaurants more difficult to obtain on favorable terms.

Competition for suitable store sites in target markets is intense, and lease costs are increasing (particularly for urban locations). Not all of these factors are within our control or the control of our franchisees, and there can be no assurance that we will be able to accelerate our growth or that we will be able to manage the anticipated expansion of our operations effectively.
We will depend on contractors and real estate developers to construct our stores. Many factors may adversely affect the cost and time associated with the development and construction of our stores, including:
•	labor disputes;
•	shortages of materials or skilled labor;
•	requirements to use union labor;
•	energy prices;
•	adverse weather;
•	unforeseen engineering problems;
•	environmental problems;
•	construction or zoning problems;
•	local government regulations;
•	modifications in design; and
•	other unanticipated increases in costs.
Any of these factors could give rise to delays or cost overruns, which may prevent us from developing additional stores within our anticipated budgets or time periods or at all. Any such failure could cause our business, results of operations and financial condition to suffer. The recent volatility in certain commodity markets, such as those for energy, grains and dairy products, which have experienced significant increases in prices, may be generally causing franchisees in our industry to delay construction of new restaurants and/or causing potential new franchisees to reconsider entering into franchise agreements.

Our business plan is dependent on the franchising model; therefore, our success will generally depend on the success of our franchisees and the profitability of their stores.
Because royalties from franchisees’ sales are a principal component of our revenue base, our success is dependent upon our ability to attract highly qualified franchisees and the ability of our franchisees to promote and capitalize upon UFood’s concept. Our franchisees generally depend upon financing from banks and other financial institutions to finance the cost of opening a new restaurant. If franchisees cannot obtain reasonable financing and restaurants do not open, our royalties from those restaurants will not exist. Even if we are successful in selling franchise units, the contemplated expansion may entail difficulty in maintaining quality standards, operating controls and communications, and in attracting qualified restaurant operators. Locations for units will be based on theoretical projections of market demand with no assurance that such locations will prove successful. As a result, franchise units may not attain desired levels of revenues or may attain them more slowly than projected, and this would adversely affect our results of operations. Since we are dependent on franchisee royalties, we are also at risk for the non-performance by our franchisees of their payment and other obligations under our franchise agreements. For example, in May 2008, we terminated a 2005 franchise agreement with our franchisee operator in Dade and Broward Counties, Florida, covering 24 unopened franchise locations because the franchisee did not meet the opening timeline specified in the agreement, and we have reclaimed the franchise territory. In 2007, two agreements covering two operating and four unopened locations were terminated after the stores ceased operations. Two other agreements covering twelve unopened locations were also terminated when the area developers did not meet the opening timeline set forth in their agreements. Currently, the area developers in San Jose and Naples, whose agreements require them to develop an aggregate of 12 restaurants, had failed to meet their agreed opening timelines for an aggregate of eight restaurants; however, construction had begun on one of the eight restaurants. Similar defaults or failures by other franchisees could materially adversely affect our growth plans and our business, financial condition and operating results.

Our past and future operating losses may make it more difficult for us to attract new franchisees.
Potential new franchisees may be reluctant to commit to develop new UFood Grill restaurants as long as we are not profitable. As stated above, we have not been profitable to date and expect our operating losses to continue for at least the next 18 months. Until we have demonstrated the ability to be profitable, we may find it difficult to attract new franchisees, who are required to expend substantial sums to develop, construct and operate new restaurants, if they perceive that there is a risk that we will not continue in business or that our lack of profitability will impair their ability to make a profit.
We may be subject to general risk factors affecting the restaurant industry, including current economic climate, costs of labor, food prices, gasoline prices and the unemployment levels.
If we grow as anticipated, our Company and our franchisees may be affected by risks inherent in the restaurant industry, including:
•	adverse changes in national, regional or local economic or market conditions;
•	increased costs of labor (including increases in the minimum wage);
•	increased costs of food products;
•	availability of, and ability to obtain, adequate supplies of ingredients that meet our quality standards;
•	increased energy costs;
•	management problems;
•	increases in the number and density of competitors;
•	limited alternative uses for properties and equipment;
•	changing consumer tastes, habits and spending priorities;

•	changing demographics;
•	the cost and availability of insurance coverage;
•	uninsured losses;
•	changes in government regulation;
•	changing traffic patterns;
•	weather conditions; and
•	local, regional or national health and safety matters.
Our Company and our franchisees may be the subject of litigation based on discrimination, personal injury or other claims. We can be adversely affected by publicity resulting from food quality, illness, injury or other health concerns or operating issues resulting from one restaurant or a limited number of restaurants in our system. None of these factors can be predicted with any degree of certainty, and any one or more of these factors could have a material adverse effect on our Company.
There is intensive competition in our industry, and we will be competing with national and regional chains and independent restaurant operators.
The restaurant industry is intensely competitive. There are several healthy-food themed restaurants, most of which have fewer than six units. Moreover, the retail food industry in general, which is highly competitive and includes highly sophisticated national and regional chains, has begun to offer “healthier” alternatives to its typical menu offerings. We operate in the fast-casual sector of the retail food industry. This sector is highly competitive with respect to, among other things, taste, price, food quality and presentation, service, location and the ambiance and condition of each restaurant. Some of the restaurants and franchises have substantial financial resources, name recognition and reputations. While we strive to differentiate ourselves from major restaurants and food-service establishments through the nutritional attributes of the items we offer on our menu (all-natural and hormone-free meat, reduced fat sauces, cheeses and salad dressings, whole grain breads, and whenever possible, organic vegetables), the manner in which those items are prepared (baked, steamed or grilled) and the environment in which they are offered, we will, nonetheless, be required to compete with national and regional chains and with independent operators for market share, access to desirable locations and recruitment of personnel. Many of our competitors have existed longer and have a more established market presence with substantially greater financial, marketing, personnel and other resources than us. No assurances can be given that we will have the financial resources, distribution ability, depth of key personnel or marketing expertise to compete successfully in these markets.
Our business has been adversely affected by declines in discretionary spending and may be affected by changes in consumer preferences.
Our success depends, in part, upon the popularity of our food products and our ability to develop new menu items that appeal to consumers. Shifts in consumer preferences away from our restaurants or cuisine, our inability to develop new menu items that appeal to consumers or changes in our menu that eliminate items popular with some consumers could harm our business. Also, our success depends to a significant extent on discretionary consumer spending, which is influenced by general economic conditions and the availability of discretionary income. Accordingly, we may experience declines in sales during economic downturns or during periods of uncertainty like that which followed the 2001 terrorist attacks on the United States and the possibility of further terrorist attacks. A continuing decline in the amount of discretionary spending could have a material adverse effect on our sales, results of operations, business and financial condition.

According to a recent survey by the National Restaurant Association, restaurant operators reported negative comparable store sales in four of the first six months of 2008. For the twelve months ended December 28, 2008, comparable store sales for our Company-owned stores decreased by 9.4% and our system-wide comparable store sales decreased by 9.5%. We believe higher gasoline prices, inflationary pressures on groceries and utilities, increased unemployment, home foreclosures and tightening credit conditions have all reduced consumer discretionary spending which in turn has adversely impacted our revenues and may continue to do so.
Increases in costs, including food, labor and energy prices, will adversely affect our results of operations.

Our profitability is dependent on our ability to anticipate and react to changes in our operating costs, including food, labor, occupancy (including utilities and energy), insurance and supplies costs. Various factors beyond our control, including climatic changes and government regulations, may affect food costs. Specifically, our dependence on frequent, timely deliveries of fresh meat and produce subject us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. In the past, we have been able to recover some of our higher operating costs through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. The recent volatility in certain commodity markets, such as those for energy, grains and dairy products, which have experienced significant increases in prices, may have an adverse effect on us in the fiscal 2009 and beyond and may cause franchisees in our industry to delay construction of new restaurants and/or cause potential new franchisees to reconsider entering into franchise agreements. The extent of the impact may depend on our ability to increase our menu prices and the timing thereof. However, we believe the volatility in food and energy prices in 2008 has contributed to a slowdown in consumer spending in 2009, which in turn has adversely affected our revenues.
Our stores are concentrated in a small geographic area.
Five of our stores are located in the greater Boston area. A downturn in the regional economy or other significant adverse events in the greater Boston area could have a material adverse effect on our financial condition and results of operations.
The growth of our Company is dependent on the skills and expertise of management and key personnel.
During the upcoming stages of our Company’s growth, we will be entirely dependent upon the management skills and expertise of our management and key personnel, including George Naddaff, our current Chairman and Chief Executive Officer, and Charles A. Cocotas, our current President and Chief Operating Officer. We would be materially adversely affected in the event that the services of these individuals or other management or key personnel for any reason ceased to be available and adequate replacement personnel were not found. We have obtained key-man insurance on the life of George Naddaff. Such insurance may be cancelled if premiums are not paid when due. If the current policy is cancelled and when it expires, similar insurance may not be available in the future on terms acceptable to us, and there can be no assurance we will be able to secure such insurance.

Our food service business and the restaurant industry are subject to extensive government regulation.
We are subject to extensive and varied federal, state and local government regulation, including regulations relating to public health and safety and zoning codes. We operate each of our stores in accordance with standards and procedures designed to comply with applicable codes and regulations. However, if we could not obtain or retain food or other licenses, it would adversely affect our operations. Although we have not experienced, and do not anticipate, any significant difficulties, delays or failures in obtaining required licenses, permits or approvals, any such problem could delay or prevent the opening of, or adversely impact the viability of, a particular store or group of stores.
Massachusetts, California and most other states and local jurisdictions have enacted laws, rules, regulations and ordinances which may apply to the operation of a UFood store, including those which:
•	Establish general standards, specifications and requirements for the construction, design and maintenance of the store premises;
•
regulate matters affecting the health, safety and welfare of our customers, such as general health and sanitation requirements for restaurants, employee practices concerning the storage, handling, cooking and preparation of food, special health, food service and licensing requirements, restrictions on smoking, exposure to tobacco smoke or other carcinogens or reproductive toxicants and saccharin and availability of and requirements for public accommodations, including restrooms;

•	set standards pertaining to employee health and safety;
•	set standards and requirements for fire safety emergency preparedness; regulate the proper use, storage and disposal of waste, insecticides, and other hazardous materials;
•	establish general requirements or restrictions on advertising containing false or misleading claims, or health and nutrient claims on menus or otherwise, such as “low calorie” or “fat free”, and
•	establish requirements concerning withholdings and employee reporting of taxes on tips.
In addition, some jurisdictions now require menu or other in-store disclosure of calorie and other nutritional information for each menu item.

In order to develop and construct more stores, we need to comply with applicable zoning, land use and environmental regulations. Federal and state environmental regulations have not had a material effect on our operations to date, but more stringent and varied requirements of local governmental bodies with respect to zoning, land use and environmental factors could delay or even prevent construction and increase development costs for new stores. We are also required to comply with the accessibility standards mandated by the U.S. Americans with Disabilities Act, which generally prohibit discrimination in accommodation or employment based on disability. We may, in the future, have to modify stores, for example, by adding access ramps or redesigning certain architectural fixtures, to provide service to or make reasonable accommodations for disabled persons. While these expenses could be material, our current expectation is that any such action will not require us to expend substantial funds.
We are subject to the U.S. Fair Labor Standards Act, the U.S. Immigration Reform and Control Act of 1986 and various federal and state laws governing various matters including minimum wages, overtime and other working conditions. We pay a significant number of our hourly staff at rates consistent with but higher than the applicable federal or state minimum wage. Accordingly, increases in the minimum wage would increase our labor cost. We are also subject to various laws and regulations relating to our current and any future franchise operations.

We are also subject to various federal and state laws that regulate the offer and sale of franchises and aspects of the licensor-licensee relationships. Many state franchise laws impose restrictions on the franchise agreement, including the duration and scope of non-competition provisions, the ability of a franchisor to terminate or refuse to renew and the ability of a franchisor to designate sources of supply. The Federal Trade Commission, or the FTC, and some state laws also require that the franchisor furnish to prospective franchisees a franchise offering circular that contains prescribed information and, in some instances, require the franchisor to register the franchise offering.
We have not conducted a comprehensive review of all the potential environmental liabilities at our properties.
We are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. While, during the period of their ownership, lease or operation, our stores have not been subject to any material environmental matters, we have not conducted a comprehensive environmental review of our properties or operations. We have not conducted investigations of our properties to identify contamination caused by third-party operations; in such instances, our landlords would be required to address the contamination. If the relevant landlord does not the identified contamination properly or completely, then under certain environmental laws, we could be held liable as an owner and operator to address any remaining contamination. Any such liability could be material.

Our success and competitive position depends on our ability to protect our proprietary intellectual property.
We own certain common law trademark rights and a number of federal trademark and service mark registrations. We believe that our trademarks and other proprietary rights are important to our success and our competitive position. We therefore devote what we believe to be appropriate resources to the protection of our trademarks and proprietary rights. The protective actions that we take, however, may not be enough to prevent unauthorized usage or imitation by others, which may cause us to incur significant litigation costs and could harm our image or our brand or competitive position. To date, we have not been notified that our trademarks or menu offerings infringe upon the proprietary rights of third parties, but we cannot assure you that third parties will not claim infringement by us. Any such claim, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our business, results of operations and financial condition. As a franchisor, we will grant our franchisees a limited license to use our trademarks and service marks. The general public could incorrectly identify our franchisees as controlled by us. In the event that a court determines the franchisee is not adequately identified as a franchisee, we could be held liable for the misidentified franchisee’s debts, obligations and liabilities.

Our plan to rapidly increase the number of stores may make future results unpredictable, as our success will depend on acceptance of our products in new markets.
We plan to significantly increase the number of our stores in the next three years. This growth strategy and the substantial investment associated with the development of each new store may cause operating results to fluctuate and be unpredictable or adversely affect profits. Our future results depend on various factors, including successful selection of new markets and store locations, market acceptance of the UFood experience, consumer recognition of the quality of our food and willingness to pay our prices (which in some instances reflect higher ingredient costs), the quality of operations and general economic conditions. In addition, as has happened when other fast-casual restaurant concepts have tried to expand nationally, we may find that the UFood concept has limited or no appeal to customers in new markets or we may experience a decline in the popularity of UFood restaurants. Newly opened stores may not succeed, future markets and stores may not be successful and, even if we are successful, our average store sales may not increase.
New stores, once opened, may not be profitable, and the increases in average store sales and company store sales that we have experienced in the past may not be indicative of future results.
Our ability to operate new stores profitably and increase sales will depend on many factors, some of which are beyond our control, including:
•	sales performance of new stores
•	competition, either from competitors in the restaurant industry or our own stores;
•	changes in consumer preferences and discretionary spending;
•	consumer understanding and acceptance of UFood stores;
•	road construction and other factors limiting access to new stores;
•	general economic conditions, which can affect store traffic, local labor costs and prices we pay for ingredients and other supplies; and
•	changes in government regulation.
If we fail to open stores as quickly as planned, or if new stores do not perform as planned, our business and future prospects could be harmed. In addition, a decrease in store sales could cause operating results to vary adversely from expectations.

Expansion into new markets may present increased risks due to our unfamiliarity with those areas.
Some of the new stores are planned for markets where we have little or no operating experience. Those markets may have different competitive conditions, consumer tastes and discretionary spending patterns than our existing markets. As a result, those new stores may be less successful than stores in existing markets. Consumers in a new market may not be familiar with the UFood brand, and we may need to build brand awareness in that market through greater investments in advertising and promotional activity than we originally planned. We may find it more difficult in new markets to hire, motivate and keep qualified employees who can project the UFood vision, passion and culture. Stores opened in new markets may also have lower average store sales than stores opened in existing markets, and may have higher construction, occupancy or operating costs than stores in existing markets. Sales at stores opened in new markets may take longer to ramp up and reach expected sales and profit levels, and may never do so, thereby affecting overall profitability.
We may not persuade customers of the benefits of paying higher prices for higher-quality food.
Due to what we believe are our higher quality standards, our food prices may be substantially higher than those of many of our competitors, particularly those in the fast food sector. Our success depends in large part on our ability to persuade customers that food and beverages made with higher-quality ingredients are worth the higher prices they will pay at our stores relative to prices offered by these competitors. That could require us to change our pricing, advertising or promotional strategies, which could materially and adversely affect its results or the brand identity we have tried to create.

Additional instances of avian flu or “mad cow” disease or other food-borne illnesses could adversely affect the price and availability of chicken, beef or other meat, cause the temporary closure of some stores and result in negative publicity, thereby resulting in a decline in sales.
In 2004 and 2005, Asian and European countries experienced outbreaks of avian flu. Incidents of “mad cow” disease have occurred in Canadian and U.S. cattle herds. These problems, other food-borne illnesses (such as E. coli, hepatitis A, trichinosis or salmonella) and illnesses and injuries caused by food tampering have in the past, and could in the future, adversely affect the price and availability of affected ingredients and cause customers to shift their preferences, particularly if we choose to pass any higher ingredient costs along to consumers. As a result, our sales may decline. Instances of food-borne illnesses, real or perceived, whether at our restaurants or those of our competitors, could also result in negative publicity about us or the restaurant industry, which could adversely affect sales. If we react to negative publicity by changing our menu or other key aspects of our restaurants, we may lose customers who do not accept those changes, and may not be able to attract enough new customers to produce the revenue needed to make our stores profitable. If customers become ill from food-borne illnesses, we could face substantial liability and be forced to temporarily close restaurants.
Our franchisees could take actions that harm our reputation and reduce our royalty revenues.
We do not exercise control over the day-to-day operations of our franchised stores. While we try to ensure that franchised stores meet the same operating standards demanded of our company-operated stores, one or more franchised stores may not do so. Any operational shortcomings of our franchised stores are likely to be attributed by the public and/or regulators to our system-wide operations and could adversely affect our reputation and have a direct negative impact on the royalty revenues received from those stores.

We could be party to litigation that could adversely affect us by distracting management, increasing expenses or subjecting us to material money damages and other remedies.
Customers may occasionally file complaints or lawsuits against us alleging that we are responsible for some illness or injury they suffered at or after a visit to a restaurant, or that we have problems with food quality or operations. We could also become subject to a variety of other claims arising in the ordinary course of business, including personal injury claims, contract claims and claims alleging violations of federal and state law regarding workplace and employment matters, discrimination and similar matters, and could become subject to class action or other lawsuits related to these or different matters in the future. In addition, the restaurant industry has been subject to a growing number of claims based on the nutritional content of food products they sell and disclosure and advertising practices. We may also be subject to this type of proceeding in the future and, even if not, publicity about these matters (particularly directed at the fast food and fast-casual sectors of the industry) may harm our reputation or prospects and adversely affect our results.
Unfavorable publicity or consumer perception of our nutritional products and any similar products distributed by other companies could cause fluctuations in our operating results and could have a material adverse effect on our reputation, the demand for our products and our ability to generate revenues.
Consumer perception of products can be significantly influenced by scientific research or findings, national media attention and other publicity about product use. A product may be received favorably, resulting in high sales associated with that product that may not be sustainable as consumer preferences change. Future scientific research or publicity could be unfavorable to the nutritional products market or any of our particular products and may not be consistent with earlier favorable research or publicity. A future research report or publicity that is perceived by our consumers as less favorable or that question such earlier research or publicity could have a material adverse effect on our ability to generate revenues from nutritional products. For example, our sales were adversely affected when the Food and Drug Administration’s rule banning the sale of dietary supplements containing ephedra went into effect in 2004. As a result of the above factors, our revenues from nutritional products may fluctuate significantly from quarter to quarter, which may impair our overall revenues and profitability. Adverse publicity in the form of published scientific research or otherwise, whether or not accurate, that associates consumption of our nutritional products or any other similar products with illness or other adverse effects, that questions the benefits of our or similar products or that claims that any such products are ineffective could have a material adverse effect on our reputation, the demand for our nutritional products and our ability to generate revenues.

We may incur material product liability claims, which could increase our costs and adversely affect our reputation, revenues and operating income.
As a retailer of nutritional products designed for human consumption, we are subject to product liability claims if the use of our products is alleged to have resulted in injury. Our products include vitamins, minerals, herbs and other ingredients that are classified as foods or dietary supplements and are not subject to pre-market regulatory approval in the United States. Our products could contain contaminated substances, and some of our products contain innovative ingredients that do not have long histories of human consumption. Previously unknown adverse reactions resulting from human consumption of these ingredients could occur. All of the nutritional products we sell are produced by third-party manufacturers. Even though we are only a retailer of nutritional products manufactured by third parties, we may nevertheless be liable for various product liability claims. We may be subject to various product liability claims, including, among others, that our products include inadequate instructions for use or inadequate warnings concerning possible side effects and interactions with other substances. A product liability claim against us could result in increased costs and could adversely affect our reputation with our customers, which in turn could adversely affect our revenues and operating income. Any claims would be tendered to the third-party manufacturer or to our insurer; however, there can be no assurance that the manufacturer would have sufficient financial resources to satisfy any claim or that a claim would be covered by or would not exceed the limits of our insurance.

We will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.
As of December 28, 2008, we estimated we will need to raise additional capital to fund our operating plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources” below. Additional capital in the future may not be available on reasonable terms or at all. Our income from operations is unlikely to be sufficient to fund our business plan. We may need to raise additional funds through borrowings or public or private debt or equity financings to meet various objectives including, but not limited to:
•	pursuing growth opportunities, including more rapid expansion;
•	opening additional Company-owned stores beyond the four we currently operate
•	acquiring complementary businesses
•	making capital improvements to improve our infrastructure;
•	hiring qualified management and key employees;

•	research and development of new products;
•	increased advertising and marketing expenses;
•	responding to competitive pressures;
•	complying with regulatory requirements such as licensing and registration; and
•	maintaining compliance with applicable laws.
Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages. See “You may experience dilution of your ownership interests because of other future issuance of additional shares of common stock” below.

Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain required additional capital, we may have to curtail our growth plans or cut back on existing business and, further, we may not be able to continue operating if we do not generate sufficient revenues from operations needed to stay in business.

We may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes, restricted stock, stock options and warrants, which may adversely impact our financial condition.
The failure of our subsidiary to satisfy its obligations under an existing credit facility could result in a foreclosure on our assets.

KFLG Watertown, Inc. (KFLG), our wholly-owned subsidiary, is a party to an approximately $692,076 credit facility with TD Banknorth , N.A. (the Bank), which is secured by a lien on the assets of KFLG. The obligations of KFLG under the credit facility are guaranteed by KnowFat of Downtown Crossing, Inc., KnowFat of Landmark Center, Inc., and our Chief Executive Officer, and are secured by liens on the assets of each. In the event that KFLG fails to satisfy its obligations under the Bank credit facility, the Bank may attempt to foreclose on the assets of KFLG, KnowFat of Downtown Crossing, Inc., KnowFat of Landmark Center, Inc., and our Chief Executive Officer. Any such foreclosure could be costly and time consuming to us and our subsidiaries and could result in the forfeiture of the assets subject to the Bank’s liens. In addition, the Bank’s liens could make it more difficult for us to obtain additional debt or equity financing in the future.

Compliance with the reporting requirements of federal securities laws can be expensive.

We are a public reporting company in the United States, and accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934 (the Exchange Act) and other federal securities laws, and the compliance obligations of the Sarbanes-Oxley Act. The costs of preparing and filing annual and quarterly reports and other information with the SEC and furnishing audited reports to stockholders will cause our expenses to be higher than they would be if we had remained privately-held.

Applicable regulatory requirements, including those contained in and issued under the Sarbanes-Oxley Act, may make it difficult for us to retain or attract qualified officers and directors, which could adversely affect the management of our business and our ability to obtain or retain listing of our common stock.
We may be unable to attract and retain those qualified officers, directors and members of board committees required to provide for effective management because of the rules and regulations that govern publicly held companies, including, but not limited to, certifications by principal executive and financial officers. The enactment of the Sarbanes-Oxley Act has resulted in the issuance of a series of rules and regulations and the strengthening of existing rules and regulations by the SEC, as well as the adoption of new and more stringent rules by the stock exchanges. The perceived increased personal risk associated with these changes may deter qualified individuals from accepting roles as directors and executive officers.

Further, some of these changes heighten the requirements for board or committee membership, particularly with respect to an individual’s independence from the corporation and level of experience in finance and accounting matters. We may have difficulty attracting and retaining directors with the requisite qualifications. If we are unable to attract and retain qualified officers and directors, the management of our business and our ability to obtain or retain listing of our common stock on any stock exchange (assuming we elect to seek and are successful in obtaining such listing) could be adversely affected.
We are a holding company that depends on cash flow from our subsidiaries to meet our obligations and pay dividends; our subsidiary is restricted from making distributions to us.
We are a holding company with no material assets other than the stock of our wholly-owned subsidiaries. Accordingly, all of our operations will be conducted by KnowFat, our wholly-owned subsidiary (and the wholly-owned subsidiaries of KnowFat). We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by them in their operations, including servicing any debt obligations they may have now or in the future. Therefore, our subsidiaries may not be able to generate sufficient cash flow to distribute funds to us in order to allow us to pay the obligations of UFood Restaurant Group, Inc., as they become due or, although we do not anticipate paying any dividends in the foreseeable future, pay future dividends on, or make any distributions with respect to, our common or other stock. Additionally, our ability to participate as an equity holder in any distribution of assets of any subsidiary upon liquidation is generally subordinate to the claims of creditors of the subsidiary. Under the terms of the credit facility with TD Banknorth, KFLG is prohibited, without the prior written consent of TD Banknorth, from declaring, making or paying any distribution of any kind or dividend (other than dividends payable solely in common stock) except that any of KFLG’s subsidiaries may make a distribution to KFLG.
We have reported a material weakness in our internal control over financial reporting as of December 28, 2008. If we fail to maintain an effective system of internal controls, including internal controls over financial reporting, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on our internal controls over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 28, 2008, resulted in a determination that we had a material weakness related to our control environment because we did not have adequate segregation of duties due to limited resources.

We must maintain effective internal controls to provide reliable financial reports on a timely basis and detect fraud. We have been assessing our internal controls to identify areas that need improvement. During 2009, we plan to implement changes to internal controls to improve segregation of duties, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act.
In addition to the report by management on our internal control over financial reporting described above, for our fiscal year ending December 27, 2009, and thereafter, such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal control. If our auditors are unable to attest that our management’s report is fairly stated (or they are unable to express an opinion on the effectiveness of our internal control when such attestation is required), we could lose investor confidence in the accuracy and completeness of our financial reports which could have a material adverse effect on our stock price.

While we intend to expend resources to prepare the documentation required by Section 404 of the Sarbanes-Oxley Act (Section 404), and to perform the required testing procedures, there is a risk that we will not comply with all of the requirements imposed by Section 404. Accordingly, there can be no assurance that our independent registered public accounting firm will be able to issue the attestation required by Section 404. In the event we identify significant deficiencies or additional material weaknesses in our internal controls that we cannot remediate in a timely manner or we are unable to receive an attestation from our independent registered public accounting firm with respect to our internal controls, investors and others may lose confidence in the reliability of our financial statements and our ability to obtain equity or debt financing could be adversely affected.
Risks Related to Our Securities

There is not now, and there may not ever be, an active market for our common stock.

There currently is a limited public market for our common stock. Further, although the common stock is currently quoted on the OTC Bulletin Board, trading of our common stock may be extremely sporadic. For example, several days may pass before any shares may be traded. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations of the price of, the common stock. There can be no assurance that a more active market for the common stock will develop, or if one should develop, there is no assurance that it will be sustained. This severely limits the liquidity of the common stock, and would likely have a material adverse effect on the market price of the common stock and on our ability to raise additional capital.

We cannot assure you that our common stock will become liquid or that it will be listed on a securities exchange.

Until our common stock is listed on an exchange, we expect the common stock to remain eligible for quotation on the OTC Bulletin Board, or on another over-the-counter quotation system, or in the “pink sheets.” In those venues, however, an investor may find it difficult to obtain accurate quotations as to the market value of the common stock. In addition, if we fail to meet the criteria set forth in SEC regulations, various requirements would be imposed by law on broker-dealers who sell our securities to persons other than established customers and accredited investors. Consequently, such regulations may deter broker-dealers from recommending or selling the common stock, which may further affect the liquidity of the common stock. This would also make it more difficult for us to raise additional capital in the future.

Applicable SEC rules governing the trading of “penny stocks” limits the trading and liquidity of our common stock, which may affect the trading price of the common stock.
Our common stock is currently quoted on the OTC Bulletin Board, and trades below $5.00 per share; therefore, the common stock is considered a “penny stock” and subject to SEC rules and regulations which impose limitations upon the manner in which such shares may be publicly traded. These regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the associated risks. Under these regulations, certain brokers who recommend such securities to persons other than established customers or certain accredited investors must make a special written suitability determination regarding such a purchaser and receive such purchaser’s written agreement to a transaction prior to sale. These regulations have the effect of limiting the trading activity of the common stock and reducing the liquidity of an investment in the common stock.
The price of our common stock may become volatile due to our operating results, products offered by our competitors and stock market conditions, which could lead to losses by investors and costly securities litigation.
The trading price of our common stock is likely to be highly volatile and could fluctuate in response to factors such as:
•	actual or anticipated variations in our operating results;
•	announcements of developments by us or our competitors;
•	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures or capital commitments;
•	adoption of new accounting standards affecting our industry;
•	additions or departures of key personnel;
•	introduction of new products by us or our competitors;
•	sales of our common stock or other securities in the open market; and
•	other events or factors, many of which are beyond our control.
The stock market in general, and in particular the penny stock market, is subject to significant price and volume fluctuations. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been initiated against the company. Litigation initiated against us, whether or not successful, could result in substantial costs and diversion of our management’s attention and resources, which could harm our business and financial condition.
We do not anticipate dividends to be paid on the common stock, and investors may lose the entire amount of their investment.
Cash dividends have never been declared or paid on our common stock, and we do not anticipate such a declaration or payment for the foreseeable future. We expect to use future earnings, if any, to fund business growth. Therefore, stockholders will not receive any funds absent a sale of their shares. We cannot assure stockholders of a positive return on their investment when they sell their shares, nor can we assure that stockholders will not lose the entire amount of their investment.

Securities analysts may not initiate coverage or continue to cover our common stock, and this may have a negative impact on its market price.
The trading market for our common stock will depend on the research and reports that securities analysts publish about our business and our Company. We do not have any control over these analysts. There is no guarantee that securities analysts will cover our common stock. If securities analysts do not cover our common stock, the lack of research coverage may adversely affect its market price. If we are covered by securities analysts, and our stock is the subject of an unfavorable report, our stock price would likely decline. If one or more of these analysts ceases to cover our Company or fails to publish regular reports on us, we could lose visibility in the financial markets, which could cause our stock price or trading volume to decline. In addition, because KnowFat became public through a “reverse triangular merger,” we may have further difficulty attracting the coverage of securities analysts.
You may experience dilution of your ownership interests because of the future issuance of additional shares of common stock.
Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As stated above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our articles of incorporation. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of March 30, 2009, there were 34,818,490 shares of common stock outstanding and 18,520,391 shares of common stock subject to outstanding options and warrants. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded on the OTC Bulletin Board or other then-applicable over-the-counter quotation system or exchange.
Item 2. Properties.
Our corporate headquarters, consisting of approximately 9,737 square feet, are located in Newton, Massachusetts. We occupy our headquarters under a lease that expires in 2013, with an option to extend the lease for an additional seven years. We lease each of our restaurant facilities. Our leases expire on various dates through December 2016. The leases require us to pay our share of the operating expenses of the leased properties, including taxes, utilities and insurance.
At December 28, 2008, future minimum payments under non-cancelable leases are as follows:

Year ending December 31,

2009	$626,000
2010	602,000
2011	616,000
2012	633,000
2013	641,000
Thereafter	629,000

$3,747,000

Item 3. Legal Proceedings.
We are subject to legal proceedings and claims which arise in the normal course of business. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us, including the matters described below, in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period.
BAA Boston, Inc., Default Claim
KFLG Watertown, Inc. (KFLG) d/b/a KnowFat and or KnowFat Franchise Company, Inc., our wholly-owned subsidiary, received a Default Letter and Notice of Liquidated Damages on September 28, 2007, as well as several other follow up notices of default (collectively, the Default Letters) from BAA Boston, Inc. (BAAB) claiming certain defaults under KFLG’s Sublease Agreement with BAAB for retail premises (the Premises) at Logan International Airport in Boston, Massachusetts (the Sublease Agreement). The Default Letters claimed that KFLG was in default of its obligations under the Sublease Agreement due to, among other things, KFLG’s failure to timely open the Premises for business. The Default Letters demanded that KFLG pay $104,000 in liquidated damages to BAAB and pay legal fees and expenses of BAAB in the amount of $48,000. The Company has resolved this matter and the Default Letters have been rescinded.
Subcontractors’ Claims
In connection with the build-out of the Premises, several of the subcontractors that performed work at the Premises claimed that the general contractor failed or refused to pay amounts due them. Accordingly, such subcontractors asserted mechanic’s liens totaling $253,431 (the Lien Amounts) against our leasehold interest in the Premises. In April 2008, pursuant to the terms of the Sublease Agreement, we obtained target lien dissolution bonds in order to dissolve the liens against our leasehold interest in the Premises. The lien bond surety required the Company to post cash collateral in the amount of 120% of the Lien Amounts. The general contractor on the project was responsible for the amounts claimed by the subcontractors and was previously forced into involuntary bankruptcy. We have paid the general contractor and intend to assert claims against the general contractor for, among other things, the amounts claimed by the subcontractors. In January, 2009, we settled with the subcontractors. The subcontractor liens have been removed and the bond and cash collateral related to this matter have been released.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is quoted on the OTC Bulletin Board under the symbol “UFFC.OB.” As of March 30, 2009, there were 34,818,490 shares of our common stock issued and outstanding and 18,520,391 shares issuable upon exercise of outstanding stock options and warrants. On that date, there were approximately 400 holders of record of shares of our common stock.
Prior to the merger on December 18, 2007, there was a limited sales history for our common stock, because it had never been actively traded. As of March 30, 2009, the last reported sale price of our shares on the OTC Bulletin Board was $0.16. For the periods indicated, the following table sets forth the range of high and low bid quotations for our common stock, as reported by Nasdaq in the Info Quotes section of its web site located at www.nasdaq.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Quarter Ended	High	Low

December 30, 2007	$1.87	$0.52
March 30, 2008	$1.52	$0.95
June 29, 2008	$2.10	$1.15
September 28, 2008	$1.65	$0.625
December 28, 2008	$0.67	$0.18
Dividends
We have never declared or paid dividends on our equity securities. We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends, if any, on the common stock will rest solely within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors. We are a holding company with no material assets and therefore are dependent on our operating subsidiaries to make distributions to us in order to have cash with which to pay dividends. We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by them in their operations, including servicing any debt obligations they may have now or in the future. Under the terms of a credit agreement dated as of May 27, 2005 between our wholly-owned subsidiary, KFLG Watertown, Inc. (KFLG) and TD Banknorth, N.A. (as amended, the Credit Agreement), KFLG is prohibited, without the prior written consent of TD Banknorth, from declaring, making or paying any distribution of any kind or dividend (other than dividends payable solely in common stock), except that any of KFLG’s subsidiaries may make a distribution to KFLG. See “Risk Factors— We are a holding company that depends on cash flow from our subsidiaries to meet our obligations and pay dividends; our subsidiary is restricted from making distributions to us” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Credit Agreement with TD Banknorth, N.A.” and Note 7, Long-Term Debt, to our 2008 Consolidated Financial Statements below.

Securities Authorized for Issuance under Equity Compensation Plans
The Company has two share-based, shareholder-approved equity compensation plans, the 2004 Stock Option Plan (2004 Plan) and the 2007 Equity Incentive Plan (2007 Plan). Descriptions of these plans, and certain information regarding options issued thereunder, are presented in Note 10, Stock-Based Compensation, of Notes to Consolidated Financial Statements ended December 28, 2008 and December 30, 2007.
As of the end of fiscal year 2008, we had the following securities authorized for issuance under our equity compensation plans:

Number of
securities
remaining
available for
future issuance
	Number of			under equity
	securities to be			compensation
	issued upon		Weighted-average	plans (excluding
	exercise of		exercise price of	securities
	outstanding		outstanding options,	reflected in
Plan Category	options		warrants and rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,110,622		$1.02	3,194,080

Equity compensation plans not approved by security holders	1,387,090	(1)	$1.19	0

Total	4,497,712		$1.08	3,194,080

(1)
The options to purchase 1,000,000 shares shown in the table were not granted pursuant to a compensation plan, but instead represent non-qualified stock options granted to our chief executive officer, George Naddaff, by our board of Directors on May 1, 2008. The options granted to Mr. Naddaff were fully vested. On the same day, the Board of Directors also granted non-qualified options to purchase 300,000 shares to our chief operating officer, Charles Cocotas. The stock options granted to Mr. Cocotas will vest monthly over the remaining period of his employment agreement and expire ten years from the date of the grant. The remaining balance of 87,090 options was granted to Mr. Cocotas by our Board of Directors on December 6, 2007, fully vested.

On February 12, 2008, our Board of Directors approved an increase in the number of shares of common stock reserved for issuance under the 2007 Plan to 6,000,000 shares. The increase was approved by shareholders at a meeting of shareholders on August 29, 2008.

Item 6. Selected Financial Data.
N/A
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview
Our operations currently consist of twelve restaurants in the Boston area, Naples, FL, Chicago, IL and Sacramento, CA, comprising four Company-owned restaurants and eight franchise-owned locations. We have entered into a total of six area development agreements covering 68 franchise units in nine states (California, Colorado, Florida, Illinois, Idaho, Montana, Texas, Utah and Wyoming), including seven of the eight franchise locations currently open and operating, and requiring the construction by franchisees of 60 future UFood Grill outlets.
We view ourselves primarily as a franchisor and continually review our restaurant ownership mix (that is our mix among company-owned, franchised and joint venture) in an endeavor to deliver a pleasant customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. In our company-owned stores, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce system-wide only those that we believe are most beneficial.
We include in this discussion information on company, franchisee, and/or system-wide comparable sales. System-wide sales are a non-GAAP financial measure that includes sales at all company-owned and franchise-operated stores, as reported by franchisees. Management uses system-wide sales information internally in connection with store development decisions, planning and budgeting analysis. Management believes it is useful in assessing customer acceptance of our brand and facilitating an understanding of financial performance as our franchisees pay royalties and contribute to marketing funds based on a percentage of their sales.
We derive revenues from three sources: (i) store sales which include sales of hot and cold prepared food in a fast casual dining environment as well as sales of health and nutrition related products; (ii) franchise royalties and fees represent amounts earned under franchise and area development agreements; and (iii) other revenues derived primarily from the sale of marketing materials to franchisees. Store operating expenses include the cost of goods, food and paper products sold in company-owned stores as well as labor and other operating costs incurred to operate company-owned stores. General and administrative expenses, advertising, marketing and promotion expenses and depreciation expense relate to all three revenue sources.
Critical Accounting Policies & Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the fiscal years ended December 28, 2008 and December 30, 2007 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
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
Valuation of Goodwill
We account for goodwill and other intangible assets under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. At December 30, 2007, the carrying amount of goodwill was $977,135 and was comprised of $841,135 of goodwill attributable to our store operations segment and $136,000 of goodwill attributable to our franchise operations segment. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. Goodwill attributable to our store operations segment is evaluated on a restaurant —by-restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company was determined based upon the restaurant’s location, cash flows and growth prospects.
In August 2008, the Company completed the conversion of three of its Company-owned stores from KnowFat! locations to UFood Grill outlets, including two stores that have goodwill associated with them. Following the store conversions, the Company tested the carrying value of the store’s goodwill for impairment as of the first day of the fourth quarter and determined that there was no impairment. For purposes of estimating each store’s future cash flows, the Company assumed that comparable store sales would increase by approximately 4% per year; store operating expenses as a percentage of the store’s revenues would decrease by a total of 1-1/2% of sales due to labor and purchasing efficiencies; and the terminal value of each store was calculated using a 20% capitalization rate applied to the final year’s estimated cash flow. The present value of each restaurant’s estimated future cash flows was calculated using a discount rate of 8%.

Following the impairment test performed as of the first day of the fourth quarter, economic conditions in the United States have worsened. The U.S. Government and Federal Reserve have provided an unprecedented level of financial support to U.S. financial institutions, unemployment has risen, home foreclosures have increased, mortgage delinquency rates have increased, credit markets have tightened, volatility in the equity markets has continued and the National Bureau of Economic Research announced that the United States economy has been in recession for almost a year. These factors have all contributed to economic uncertainty and a decrease in consumer spending which in turn has contributed to a decline in sales at Company-owned stores. According to The Conference Board, Inc., the decline in real consumer spending experienced in the third and fourth quarters of 2008 are expected to last through the first half of 2009. As a result of these factors and the uncertainty surrounding the level of economic activity in 2009 and beyond, the Company tested the carrying value of the stores’ goodwill in December 2008 and determined that the carrying amount of the goodwill attributable to our store operations exceeded its implied fair value and recognized a non-cash impairment charge of $765,772. For purposes of its mid-December 2008 impairment test, the Company assumed that comparable store sales will decline by 6% in 2009 and increase by 2.5% per year thereafter and store operating expenses will continue at their current level as a percentage of store revenues. As a result of the economic uncertainty that currently exists, the Company’s estimate of future cash flows did not include an estimate of the restaurant’s terminal value since the Company cannot be certain that a buyer could be found for the restaurant at the end of the lease term. The present value of the estimated future cash flows was calculated using a 7% discount rate reflecting the recent decrease in long-term interest rates. Following the non-cash impairment charge, the carrying value of goodwill attributable to our store operations segment is $75,363. carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, when impairment indicators exist, the Company evaluates its long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate the carrying amount of an asset may not be recovered. When events or changes in circumstances have occurred that indicate a long-lived asset may be impaired, the Company uses estimates of future cash flows on a restaurant-by- restaurant basis to test the recoverability of its long-lived assets. Future cash flows are estimated based upon the restaurant’s historical operating performance and management’s projections of future revenues and expenses and may take into account the restaurant’s estimated terminal value. During the fourth quarter of 2008, the Company determined that the carrying value of the long-lived assets of its store operations segment may not be recovered and recorded a non-cash impairment charge of $1,249,150. The impairment charge was primarily due to a decrease in forecasted sales resulting from the economic downturn which is expected to continue through 2009, an increase in the carrying value of the underlying assets of two stores as a result of the conversion from KnowFat! locations to UFood Grill outlets and new restaurants that opened in the fall of 2008 in the vicinity of one of our Company-owned stores and which are expected to have an adverse impact on the stores future sales growth. Long-lived assets may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
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

We used the prospective approach as required by SFAS No. 123R and accordingly, compensation costs for periods prior to adoption were not restated. Under this approach, compensation cost is recognized for all share-based payments granted after the date of adoption based on the grant date fair value, estimated in accordance with the provisions of SFAS No. 123R. Financial statement amounts for prior periods have not been revised to reflect the fair value method of expensing share-based compensation.
Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Year Ended
	December 30,	December 31,
	2008	2007
Revenues:
Store sales	93.8%	92.6%
Franchise royalties and fees	5.8	6.7
Other revenue	0.4	0.7

	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Food and paper cost	34.5%	35.4%
Cost of goods sold	9.3	18.9
Labor	31.9	30.9
Occupancy	12.1	9.0
Other store operating expenses	18.2	17.5
General and administrative expenses	116.5	71.8
Advertising, marketing and promotion expenses	15.2	13.7
Depreciation and amortization	8.6	8.8
Loss on disposal of assets, Impairment of Goodwill and Long-lived assets	35.7	13.6

Total costs and expenses	270.8	202.1

Operating loss	(170.8)	(102.1)

Other income (expense):
Interest income	1.4	0.3
Interest expense	(1.3)	(7.9)
Other expense, net	1.2	(1.5)

Other income (expense), net	1.3	(9.1)

Loss before income taxes	(169.6)	(111.2)
Income taxes	—	—

Net loss	(169.6%)	(111.2%)

(1)	Food and paper costs are shown as a percentage of food sales. The cost of nutritional products, labor, occupancy and other store operating expenses are shown as a percentage of total store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Year Ended
	December 30,	December 31,
	2008	2007
Company-owned locations:
Locations at the beginning of the year	4	5
Locations opened	—	1
Locations closed	—	(1)
Locations sold	—	(1)
Locations transferred	—	—

Locations at the end of the year	4	4

Franchise-operated locations:
Locations at the beginning of the year	4	4
Locations opened	3	2
Locations closed	(1)	(2)
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the year	6	4

System-wide locations
Locations at the beginning of the year	8	9
Locations opened	3	3
Locations closed	(1)	(3)
Locations sold	—	(1)
Locations transferred	—	—

Locations at the end of the year	10	8

Fiscal Year Ended December 28, 2008 Compared to Fiscal Year Ended December 30, 2007
General
For the twelve months ended December 28, 2008, our comparable store sales for Company-owned stores decreased by 9.4%. All of the comparable store locations are located in the greater Boston area. As of December 28, 2008, one franchisee-owned comparable store location was operated by the Company pursuant to a separate management services agreement. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Franchisee-owned stores which we acquire are included in comparable store sales once they have been open for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Our total revenues for the year ended December 28, 2008 increased by $919,159, or 18.7%, to $5,824,042 from $4,904,883 for the year ended December 30, 2007. The increase in total revenues for the year ended December 28, 2008, as compared to the prior year was primarily due to sales generated by new Company- owned restaurant that opened at Boston’s Logan International Airport in December 2007 and two franchisee stores operated by the company under two management services agreement partially offset by the decrease in comparable store sales.

Total store sales at Company-owned stores for the year ended December 28, 2008 increased by $919,721, or 20.2%, to $5,462,915 from $4,543,194 for the year ended December 30, 2007. As a percentage of total revenues, sales at Company-owned stores increased to 93.8% of total revenues for the year ended December 28, 2008 from 92.6% of total revenues for the year ended December 30, 2007. The increase in sales at Company-owned stores for the year ended December 28, 2008 was primarily due to sales generated by the Logan Airport location opened in December 2007 and the operation of two franchisee stores under two separate management services agreements, partially offset by a decrease in sales due to the sale of a Company-owned restaurant in September 2007.

During the year ended December 28, 2008, franchise royalties and fees increased by 9,127, or 2.8% to $335,860 from $326,733 for the year ended December 30, 2007 primarily due to a an increase in franchise fees offset by a decrease in royalties. The Company recognized $87,500 of revenue from initial franchise fees during the year ended December 28, 2008 compared with $70,000 for the year ended December 30, 2007.
As of December 28, 2008, our operations consisted of ten restaurants in the Boston area, Naples, FL, Chicago, IL and Sacramento, CA, comprising four Company-owned restaurants and six franchise-owned locations. At December 28, 2008, we operated one of the franchise-owned locations pursuant to a management services agreement. As of December 28, 2008, we had entered into a total of six area development agreements covering 68 franchise units in nine states (California, Colorado, Florida, Illinois, Idaho, Montana, Texas, Utah and Wyoming), including five of the six franchise locations that were open and operating, and requiring the construction by franchisees of 63 future UFood Grill outlets (as of March 23, 2009, three of the 63 outlets have opened).
The six area development agreements covering 68 franchise units do not include an area development agreement covering five units in Houston, Texas. We have determined that the area developer for Houston would not be able to construct or open the five units specified in his area development agreement because the developer has not complied with the agreed development schedule and, to our knowledge, has taken no steps to identify potential store locations or otherwise develop his territory. While we have not formally terminated this agreement, we have not included those five units in any discussions in this report. During the year ended December 28, 2008, the franchise location in Waltham, Massachusetts closed, two franchise locations opened in Chicago and one location opened in California. Our standard franchise and area development agreements require franchisees and area developers to develop a specified number of stores on or before specific dates. If a franchisee or area developer fails to develop stores on schedule, we have the right to terminate the agreement, retain up-front franchise fees and develop company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers and franchisees of the terms of their franchise agreements including the failure to open locations on time and non-compliance with our operating and brand requirements and other covenants under the franchise agreement.
Costs and Expenses
Cost of food and paper products for the year ended December 28, 2008, increased by $461,166, or 40.0%, to $1,615,417 from $1,154,251 for the year ended December 30, 2007. The increase in food and paper cost was primarily due to an increase in the number of company-operated stores in 2008 compared with 2007. As a percentage of store sales, food and paper cost decreased to 34.5% of store sales for the year ended December 28, 2008, from 35.4% of store sales for the year ended December 30, 2007. The decrease in food and paper cost as a percentage of store sales was primarily due to operational improvements such as portion control, loss prevention, locked meat prices and reduced waste. The cost of goods sold for the year ended December 28, 2008, decreased by $347,203, or 40.5% to $509,775 from $856,978for the year ended December 30, 2007. The decrease in cost of goods sold was primarily due to the elimination of the retail space within our stores as a result of the conversion of the stores to UFood outlets. As a percentage of the retail sales, the cost of goods sold decreased to 65.7% of store retail sales for the year ended December 28, 2008, from 67.0% of store retail sales for the year ended December 30, 2007.

Labor expense for the year ended December 28, 2008, increased by $338,169, or 24.1%, to $1,743,831 from $1,405,662 for the year ended December 30, 2007. The increase in labor expense was primarily attributable to costs of new employees hired in connection with the opening of new company-owned store locations and pay rate increases for employees that were due for pay rate review. As a percentage of store sales, labor expense increased to 31.9% of store sales for the year ended December 28, 2008, from 30.9% of store sales for the year ended December 30, 2007. The increase in labor expense as a percentage of store sales for the year ended December 28, 2008, was primarily due to a decrease in same store sales and increase in pay rates.
Occupancy costs for the year ended December 28, 2008, increased by $248,611, or 60.6%, to $658,672 from $410,061 for the year ended December 30, 2007. The increase in occupancy costs was primarily attributable to a new company-owned store and the two franchisee-owned stores operated by the Company under management services agreement. As a percentage of store sales, occupancy costs increased to 12.1% of store sales for the year ended December 28, 2008, from 9.0% of store sales for the year ended December 30, 2007. The increase in occupancy costs as a percentage of store sales was primarily due to the higher rent cost of our airport location and the decrease in same store sales.
Other store operating expenses for the year ended December 28, 2008, increased by $195,546, or 24.5%, to $992,350 from $796,804 for the year ended December 30, 2007. The increase in other store operating expenses was primarily due to our Logan Airport store that opened in December 2007 and two stores operated under management services agreements during 2008. As a percentage of store sales, other store operating expenses increased to 18.2% of store sales during the year ended December 28, 2008, from 17.5% of store sales during the year ended December 30, 2007.
General and administrative expenses for the year ended December 28, 2008, increased by $3,265,228, or 92.8%, to $6,785,620 from $3,520,392 for the year ended December 30, 2007. The increase in general and administrative expenses for the year ended December 28, 2008, compared to the same period in the prior year is primarily due to employee stock option compensation, investor and public relations expenses and legal fees and settlements. General and administrative expenses include $996,792 of stock-based compensation expense in 2008 compared with $249,292 of stock-based compensation expense in 2007. Also, general and administrative expenses for the year ended December 28, 2008 include $1,475,108 of investor and public relations expenses. As a percentage of total revenues, general and administrative expenses increased to 117% of total revenues for the year ended December 28, 2008, from 71.8% of total revenues for the year ended December 30, 2007.
Advertising, marketing and promotion expenses for the year ended December 28, 2008, increased by $215,819, or 32.1%, to $887,259 from $671,440 for the year ended December 30, 2007. The increase in advertising, marketing and promotion expenses was primarily due to the rebranding of our KnowFat stores into UFood outlets. As a percentage of total revenues, advertising, marketing and promotion expenses increased to 15.2% of total revenues in 2008 from 13.7% of total revenues in 2007.
Depreciation and amortization expense for the year ended December 28, 2008, increased by $70,567, or 16.4%, to $500,153 from $429,586 for the year ended December 30, 2007 due to new company-owned store locations and new equipment installed in previously existing company-owned store locations as result of the conversion of the store to UFood outlets. As a percentage of total revenues, depreciation and amortization expense decreased to 8.6% of total revenues for the year ended December 28, 2008, from 8.8% of total revenues for the year ended December 30, 2007.

The impairment of long-lived assets for the year ended December 28, 2008 of $1,249,150 was due to the write down of assets of two store locations. The write down was attributable to a decrease in forecasted sales resulting from the economic downturn which is expected to continue through 2009 and new restaurants that opened in the vicinity of one of the stores and which are expected to have an adverse impact on the stores future sales growth.
The loss on disposal of assets for the year ended December 30, 2007, represents the costs associated with the closing of one company-owned store and the sale of another company-owned store. The costs associated with the disposition of the two stores were accounted for in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” and are comprised of $232,073 representing the liability for the remaining lease obligation, $428,191 for the write-off of goodwill and $6,574 representing a loss incurred on the disposition of inventory, plant and equipment.
The company recognized a non-cash impairment charge for the year ended December 28, 2008 of $765,772 as result of testing the carrying value of goodwill attributable to our store operations segment in December 2008. We determined that the carrying amount of goodwill attributable to our store operations exceeded its implied fair value, according with SFAS 142. For purposes of the impairment test, the Company assumed that comparable store sales will decline by 6% in 2009 and increase by 2-1/2% per year thereafter and store operating expenses will continue at their current level as a percentage of store revenues. As a result of the economic uncertainty that currently exists, the Company did not include an estimate of the restaurant’s terminal value in its estimated future cash flows since the Company cannot be certain that a buyer could be found for the restaurant at the end of the lease term. The present value of the estimated future cash flows was calculated using a 7% discount rate reflecting the recent decrease in long-term interest rates.
Net interest expense/income for the year ended December 28, 2008, decreased by $373,353, or 101. 1%, to an income of $4,013, from $369,130 of expense for the year ended December 30, 2007. As a percentage of total revenues, net interest expense decreased to 0.1% of income of total revenues for the year ended December 28, 2008, from 7.6% of total revenues for the year ended December 30, 2007. The decrease in net interest expense was primarily due to lower debt levels during the year ended December 28, 2008, compared to the year ended December 30, 2007, and higher interest income. In April 2008, we repaid approximately $812,054 of debt incurred in connection with the acquisition of one of our company owned store locations.
Our net loss for the year ended December 28, 2008, increased by $4,423,891, or 81.2%, to $9,875,305, from $5,451,414 for the year ended December 30, 2007. Our net loss increased primarily due to higher stock-based compensation expense, higher depreciation and amortization expenses, the loss recognized in connection with the impairment charges for long-lived assets and goodwill, expenses for investor and public relations, and legal settlements. As a percentage of total revenues, our net loss increased to 169.6% of total revenues for the year ended December 28, 2008, from 111.2 % of total revenues for the year ended December 30, 2007.
Liquidity and Capital Resources
Historically we have funded our operations, working capital requirements, acquisitions and capital expenditures with proceeds from the issuance of debt and equity securities. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations and the nature of the arrangements negotiated with landlords, as well as access to the debt and/or equity capital markets. We have incurred significant operating losses since our inception and we expect to incur operating losses for the foreseeable future.

Our current business plan assumes no Company-owned stores will be constructed during 2009. As set forth in the following table, we will need to secure approximately $6.0 million of additional capital through the sale of debt securities or equity securities or both to fund our current business plan through December 31, 2010. The amounts shown below may change as we execute our business plan.

Estimated
Capital Required
to Fund the
Company’s
Operating Plan
from Dec. 28, 2008
to Dec 31,
2010(Millions)
Capital Required to Fund the Company’s Operating Plan (millions):
Operating activities (excluding marketing & promotion services shown below)	$4.4
Other capital expenditures	0.1
Marketing and promotion services	0.7
Debt repayment	0.8

Estimated capital required through December 30, 2010	$6.0

The estimated capital required to fund our current plan is expected to come from the sale of debt securities, equity securities or both. None of the capital required is expected to come from the exercise of warrants. Currently, we do not have a bank line of credit or other source of additional debt financing. There can be no assurance that we will be able to secure the additional capital that our business plan requires. See “Risk Factors—it is highly likely that we will need to raise additional capital to meet our business requirements in the future, and such capital raising may be costly or difficult to obtain and could dilute current stockholders’ ownership interests.”

At and for the Fiscal Year Ended December 28, 2008
Cash and cash equivalents and restricted cash at December 28, 2008 were $1,205,041 compared to $4,435,813 at December 30, 2007. Cash is primarily used to fund our (i) capital expenditures for new and remodeled company-owned stores, (ii) acquisitions of franchisee-owned stores, (iii) working capital requirements and (iv) net operating losses. At December 28, 2008, restricted cash included $41,852 of cash proceeds received from the private placement offering completed in March 2008 and deposited in an escrow account to fund qualified public relations and investor relations expenses.
We used $5,171,158 of cash to fund our operating activities in the twelve months ended December 28, 2008 compared with $3,134,984 of cash used to fund our operating activities in twelve months ended December 30, 2007. The increase in cash used to fund our operating activities was primarily due to cash used for investor relations and public relations activities, costs of operating as a public company and legal and other costs associated with the settlement of a dispute with a former franchisee and changes in working capital.
During the twelve months ended December 28, 2008, we spent $792,225 primarily for the conversion of four KnowFat! locations to UFood Grill outlets, compared with $992,447 spent for the acquisition of equipment during the twelve months ended December 30, 2007, primarily for the construction of one company-owned location.

During the twelve months ended December 28, 2008, financing activities provided $3,398,733 of cash including $4,088,323 of net cash proceeds from the sale of 4,781,000 Units of our securities. In addition, during the twelve months ended December 28, 2008, we used $1,303,713 of cash to repay outstanding indebtedness including $812,054 to repay indebtedness incurred in connection with the acquisition of a company-owned store and $350,004 to repay bank debt. Restricted cash at December 31, 2007 was primarily comprised of $1,000,000 of cash received from the private sale of our securities and deposited into an escrow account to be used to pay qualified public relations and investor relations expenses. Restricted cash decreased by $666,122 during the twelve months ended December 28, 2008 primarily due to the payment of qualified public relations and investor relations expenses. For the twelve months ended December 30, 2007, financing activities provided $5,489,542 of cash, including $2,537,160 of net cash proceeds received from the issuance of notes payable and $4,814,160 of net cash proceeds from the sales of 4,781,000 units of our securities.
Credit Agreement with TD Banknorth, N.A.
Under the terms of a credit agreement dated as of May 27, 2005 between our wholly-owned subsidiary, KFLG Watertown, Inc. and TD Banknorth, N.A. (as amended, the Credit Agreement), KFLG is obligor on a term loan that matures in May 2010. No additional amounts are available to be borrowed under the Credit Agreement. At December 28, 2008, the outstanding balance on the term loan was $692,076. The term loan is due in monthly installments of $29,167 through May 2010 and bears interest at the bank’s prime rate (3.25% at December 28, 2008). The term loan is secured by substantially all of the assets of KFLG and its subsidiaries. The term loan is guaranteed by the Company’s chief executive officer and its wholly-owned subsidiary, KnowFat Franchise Company, Inc.
Under the terms of the Credit Agreement, KFLG is prohibited, without the prior written consent of TD Banknorth, from declaring, making or paying any distribution of any kind or dividend of any kind whatsoever (other than dividends payable solely in common stock) except that any of KFLG’s subsidiaries may make a distribution to KFLG so long as there is a loan outstanding. Such restriction has not had and is not expected to have any impact on our ability to meet our cash obligations.
Commitments, Contractual Obligations and Off Balance Sheet Arrangements
In addition to our capital expenditures requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations primarily consist of non-cancelable operating leases for our stores, and administrative offices. Lease terms for our stores and administrative offices are generally for seven to ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some store leases provide for contingent rental ( i.e. , percentage rent) payments based on sales in excess of specified amount. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.

The following table sets forth information as of December 28, 2008, with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

		Less Than		1 Year to	4 Years to	More than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$1,233,396	$883,684	(1)	$349,712	$—	$—
Capital leases	148,344	61,725		86,619	—	—
Operating leases	3,747,000	626,000		1,218,000	1,274,000	629,000
Scheduled interest payments(2)	29,943	18,608		6,335	—	—

(1)
During the twelve months ended December 28, 2008, we repaid $1,303,713 of our long-term debt including $812,054 paid in April 2008 to extinguish the note payable issued in connection with the acquisition of the Boston Downtown Crossing restaurant and store. Long-term debt due in less than 1 year includes $450,000 that becomes due upon the sale of our Landmark Center restaurant and store. We currently have no plans to sell our Landmark Center unit.

(2)
Interest on the term note payable to T.D. Banknorth, N.A. is payable monthly at the bank’s prime rate (3.25% per annum at December 28, 2008). Future interest on the T.D. Banknorth note was calculated using an assumed rate of 3.25%.

Impact of Inflation
Our profitability depends in part on our ability to anticipate and react to increases in our operating costs, including food, labor, occupancy (including utilities and energy), insurance and supplies costs. In the past, we have been able to recover some of our higher operating costs through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our net income have not been materially adverse. However, the recent volatility in certain commodity markets, such as those for energy, grains and dairy products, which have experienced significant increases in prices, may have an adverse effect on us in the latter half of fiscal 2008 and beyond and may be generally causing franchisees in our industry to delay construction of new restaurants and/or causing potential new franchisees to reconsider entering into franchise agreements. The extent of the impact may depend on our ability to increase our menu prices and the timing thereof.
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

Recent Accounting Pronouncements
Adoption of New Accounting Principle

Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of SFAS No. 157 did not expect to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal year beginning after November 15, 2007.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until December 28, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.
In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of SFAS No. 160 is not expected to have a material impact on our future consolidated financial statements.

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives included in the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our future consolidated financial statements. In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 110. SAB No. 110 expresses the views of the staff regarding the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of the expected term of “plain vanilla” share options in accordance with SFAS No. 123R. SAB No. 110 is not expected to have a significant impact on our consolidated financial statements.
Item 7A. Quantitive and Qualitive Disclosures About Market Risk.
N/A
Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERD PUBLIC ACCOUNTING FIRM
To the Shareholders of UFood Restaurant Group, Inc:
We have audited the accompanying consolidated balance sheets of UFood Restaurant Group, Inc and Subsidiary (the Company) as of December 28, 2008 and December 30, 2007, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFood Restaurant Group, Inc and Subsidiary as of December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/ CCR LLP
Westborough, Massachusetts
March 30, 2009

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 28, 2008 and December 30, 2007
Assets

	2008	2007

Current assets:
Cash and cash equivalents	$787,551	$3,352,201
Restricted cash	417,490	1,083,612
Accounts receivable	152,373	93,534
Inventories	141,807	193,359
Prepaid expenses and other current assets	79,657	40,283

	1,578,878	4,762,989

Property and equipment:
Equipment	925,329	874,853
Furniture and fixtures	155,744	156,207
Leasehold improvements	1,782,919	2,301,571
Website development costs	49,389	80,736

	2,913,381	3,413,367
Accumulated depreciation and amortization	1,172,984	699,305

	1,740,397	2,714,062

Other assets:
Goodwill	211,363	977,135
Other	112,028	129,360

	323,391	1,106,495

Total assets	$3,642,666	$8,583,546

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 28, 2008 and December 30, 2007
Liabilities and Stockholders’ Equity

	2008	2007

Current liabilities:
Current portion of long-term debt	$883,684	$1,874,993
Current portion of capital lease obligations	61,725	51,582
Accounts payable	614,556	727,293
Franchisee deposits	700,000	504,500
Accrued expenses and other current liabilities	404,908	439,226

	2,664,873	3,597,594

Long-term liabilities:
Long-term debt	349,712	730,691
Capital lease obligations	86,619	83,005
Other noncurrent liabilities	225,264	152,158

	661,595	965,854

Total liabilities	3,326,468	4,563,448

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 34,818,490 and 29,241,158 shares issued and outstanding	34,818	29,241
Additional paid-in capital	24,998,924	18,833,096
Accumulated deficit	(24,717,544)	(14,842,239)

	316,198	4,020,098

Total liabilities and stockholders’ equity	$3,642,666	$8,583,546

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Fiscal Year Ended December 28, 2008 and December 30, 2007

	2008	2007
Revenues:
Store sales	$5,462,915	$4,543,194
Franchise royalties and fees	335,860	326,733
Other revenue	25,267	34,956

	5,824,042	4,904,883

Costs and expenses:
Store operating expenses:
Food and paper costs	1,615,417	1,154,251
Cost of Goods sold	509,775	856,978
Labor	1,743,831	1,405,662
Occupancy	658,672	410,061
Other store operating expenses	992,350	796,804
General and administrative expenses	6,785,620	3,520,392
Advertising, marketing and promotion expenses	887,259	671,440
Depreciation and amortization	500,153	429,586
Impairment of goodwill	765,772	—
Impairment of long-lived assets	1,249,150	—
Loss on disposal of assets	65,524	666,838

Total costs and expenses	15,773,523	9,912,012

Operating loss	(9,949,481)	(5,007,129)

Other income (expense):
Interest income	80,825	18,627
Interest expense	(76,602)	(387,757)
Other expense	69,953	(75,155)

Other income (expense), net	74,176	(444,285)

Loss before income taxes	(9,875,305)	(5,451,414)
Income taxes	—	—

Net loss	$(9,875,305)	$(5,451,414)

Basic and diluted earnings (loss) per share	$(0.29)	$(0.68)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC.
and SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the Years Ended December 28, 2008 and December 30, 2007

	Series B Convertible		Series A Convertible		Common Stock		Additional Paid-in	Accumulated
	Shares	Value	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances, January 1, 2007	1,407,416	431,187	1,576,040	525,439	4,208,745	4,209	6,720,271	(9,390,825)	(1,709,719)

Dividends accrued on mandatory redeemable preferred stock	—	—	—	—	—	—	(244,886)	—	(244,886)

Accrued preferred stock dividends	—	395,770	—	300,709	—	—	(696,479)	—	—

Conversion of preferred stock	(1,407,416)	(826,957)	(1,576,040)	(826,148)	3,710,642	3,710	4,965,093	—	3,315,698

Conversion of promissory notes	—	—	—	—	6,248,868	6,249	2,650,560	—	2,656,809

Stock issued for marketing and promotional services	—	—	—	—	1,371,157	1,371	313,629	—	315,000

Stock-based compensation	—	—	—	—	41,746	42	249,250	—	249,292

Cancellation and re-issuance of warrants	—	—	—	—	—	—	75,158	—	75,158

Reverse acquisition recapitalization adjustment	—	—	—	—	7,500,000	7,500	(7,500)	—	—

Issuance of Units (net of issuance costs of $1,345,840)	—	—	—	—	6,160,000	6,160	4,808,000	—	4,814,160

Net loss for year ended December 30, 2007	—	—	—	—	—	—	—	(5,451,414)	(5,451,414)

Balances, December 30, 2007	—	$—	—	$—	29,241,158	$29,241	$18,833,096	$(14,842,239)	$4,020,098

Issuance of Units (net of issuance costs of $691,154)	—	—	—	—	4,781,000	4,781	4,083,542	—	4,088,323

Stock issued for marketing and promotional services	—	—	—	—	740,000	740	1,030,510	—	1,031,250

Stock issued for franchise sales commission					56,332	56	54,984		55,040

Stock-based compensation	—	—	—	—			996,792	—	996,792

Net loss for year ended December 28, 2008	—	—	—	—	—	—	—	(9,875,305)	(9,875,305)

Balances, December 28, 2008	—	$—	—	$—	34,818,490	$34,818	$24,998,924	$(24,717,544)	$316,198

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Fiscal Year Ended December 28, 2008 and December 30, 2007

	2008	2007

Cash flows from operating activities:
Net loss	$(9,875,305)	$(5,451,414)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	500,154	429,586
Amortization of deferred financing costs	15,871	20,001
Provision for doubtful accounts	29,949	29,229
Impairment of goodwill	765,772	—
Impairment of long lived assets	1,249,150	—
Adjustment to warrant exercise prices	—	75,155
Stock-based compensation	1,051,832	249,292
Loss on disposal of assets	115,566	666,838
Non-cash promotion expenses	1,031,250	424,000
Non-cash interest on bridge loans	—	119,650
Gain on extinguishment of debt	(68,575)	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(88,788)	(56,362)
Inventories	51,552	3,373
Prepaid expenses and other current assets	(39,374)	17,595
Other assets and noncurrent liabilities	41,343	232,429
Accounts payable	(112,737)	224,208
Franchisee deposits	195,500	(143,000)
Accrued expenses and other current liabilities	(34,318)	24,436

Net cash used in operating activities	(5,171,158)	(3,134,984)

Cash flows from investing activities:
Proceeds from sale of assets	—	150,000
Acquisition of property and equipment	(792,225)	(992,447)

Net cash used in investing activities	(792,225)	(842,447)

Cash flows from financing activities:
Proceeds from issuance of notes payable	—	2,537,160
Proceeds from issuance of common stock, net	4,088,323	4,814,160
Payments on long-term debt	(1,303,713)	(715,094)
Payments on capital lease obligations	(51,999)	(63,072)
(Increase) decrease in restricted cash	666,122	(1,083,612)

Net cash provided by financing activities	3,398,733	5,489,542

Increase(Decrease) in cash and cash equivalents	(2,564,650)	1,512,111
Cash and cash equivalents — beginning of year	3,352,201	1,840,090

Cash and cash equivalents — end of year	$787,551	$3,352,201

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
On December 18, 2007, (Merger Date) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of December 28, 2008, the Company’s operations consisted of four company-owned restaurants and six franchise-owned locations. One of the franchise-owned locations was operated by the company pursuant to a management series agreement. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of UFood Restaurant Group, Inc. and its subsidiary consist of the accounts of UFood Restaurant Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Certain reclassifications have been made to conform previously reported data to the current presentation.
Fiscal Year
Following the merger described in Note 1, UFood changed its fiscal year end from April 30 to a 52/53 week fiscal year ending on the Sunday closes to December 31 of each year. Our 2008 and 2007 fiscal years ended on December 28, 2008 and December 30, 2007, respectively.
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

Cash Equivalents
Cash equivalents represent highly liquid instruments with original maturities of three months or less when purchased. Cash equivalents consist of money market accounts at December 28, 2008 and December 30, 2007. At December 28, 2008 restricted cash was comprised of $375,638 used to collateralize a standby letter of credit and $41,852 that can only be used to pay qualified investor relations and public relations expenses.
Inventories
Inventories, which primarily consist of food products, paper goods and supplies and vitamins and supplements for resale, are stated at the lower of cost or market, with cost determined by the average cost method.
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs were $15,871 and $20,001 for the years ended December 28, 2008 and December 30, 2007, respectively, and is included in interest expense.
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
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized. The total amounts expensed for maintenance and repairs were $92,808 and $70,182 for the fiscal years ended December 28, 2008 and December 30, 2007, respectively.
Goodwill and Other Intangible Assets
We account for goodwill and other intangible assets under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. At December 28, 2008, the Company had no indefinite-lived intangible assets.
Intangible assets with finite lives consist of costs incurred to obtain debt financing and are being amortized on a straight-line basis over the term of the related debt.

Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, when impairment indicators exist, the Company evaluates its long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate the carrying amount of an asset may not be recovered. When events or changes in circumstances have occurred that indicate a long-lived asset may be impaired, the Company uses estimates of future cash flows on a restaurant-by- restaurant basis to test the recoverability of its long-lived assets. Future cash flows are estimated based upon the restaurant’s historical operating performance and management’s projections of future revenues and expenses and may take into account the restaurant’s estimated terminal value. During the fourth quarter of 2008, the Company determined that the carrying value of the long-lived assets of its store operations segment may not be recovered and recorded a non-cash impairment charge of $1,249,150. The impairment charge is primarily due to a decrease in forecasted sales resulting from the economic downturn which is expected to continue through 2009, an increase in the carrying value of the underlying assets of two stores as a result of the conversion from KnowFat! locations to UFood Grill outlets and new restaurants that opened in the fall of 2008 in the vicinity of one of our Company-owned stores and which are expected to have an adverse impact on the stores future sales growth. Long-lived assets may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
Key man insurance
The Company has obtained Key Man insurance on the Chairman and CEO of the Company with a base face amount of $2,500,000 with no surrender value as of December 28, 2008.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense amounted to $90,279 in 2008 and $82,469 in 2007.
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
The Company applies the fair value recognition provisions of SFAS No. 123R, Share-Based Payment, which requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them, the estimated volatility of the Company’s common stock price over the expected term.
Stock-based compensation expense recognized during the fiscal year ended December 28, 2008 totaled approximately $996,792 for stock options. Stock-based compensation expense recognized during the fiscal year ended December 30, 2007 totaled approximately $218,082 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
New Accounting Pronouncements
Adoption of New Accounting Principle Effective January 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of SFAS No. 157 did not expect to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. Under SFAS No. 159, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, SFAS No. 159 is effective for fiscal year beginning after November 15, 2007.
Recent Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until December 28, 2008. We expect SFAS No. 141R will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date. We are still assessing the impact of this standard on our future consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51. SFAS No. 160 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of SFAS No. 160 is not expected to have a material impact on our future consolidated financial statements.
In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives included in the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our future consolidated financial statements.
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
The following table summarizes the effect of the reverse merger recapitalization adjustment on stockholders’ equity:

	Common Stock		Additional
	Shares	Par Value	Paid-in Capital
UFood shares outstanding immediately prior to the Merger	23,700,000	$23,700	$(23,700)

UFood shares retired	(16,200,000)	(16,200)	16,200

Reverse acquisition recapitalization adjustment	7,500,000	$7,500	$(7,500)

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

4. Disposal of Assets
During 2008, the company recorded a loss on disposal of assets of $35,733 due to the write off of obsolete equipment and furniture and fixtures as a result of the conversion of four KnowFat stores to UFood Grill outlets.
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
5. Goodwill
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
In August 2008, the Company completed the conversion of three of its Company-owned stores from KnowFat! locations to UFood Grill outlets, including two stores that have goodwill associated with them. Following the store conversions, the Company tested the carrying value of the store’s goodwill for impairment as of the first day of the fourth quarter and determined that there was no impairment. For purposes of estimating each store’s future cash flows, the Company assumed that comparable store sales would increase by approximately 4% per year; store operating expenses as a percentage of the store’s revenues would decrease by a total of 1-1/2% of sales due to labor and purchasing efficiencies; and the terminal value of each store was calculated using a 20% capitalization rate applied to the final year’s estimated cash flow. The present value of each restaurant’s estimated future cash flows was calculated using a discount rate of 8%.
Following the impairment test performed as of the first day of the fourth quarter, economic conditions in the United States have worsened. The U.S. Government and Federal Reserve have provided an unprecedented level of financial support to U.S. financial institutions, unemployment has risen, home foreclosures have increased, mortgage delinquency rates have increased, credit markets have tightened, volatility in the equity markets has continued and the National Bureau of Economic Research announced that the United States economy has been in recession for almost a year. These factors have all contributed to economic uncertainty and a decrease in consumer spending which in turn has contributed to a decline in sales at Company-owned stores. According to The Conference Board, Inc., the decline in real consumer spending experienced in the third and fourth quarters of 2008 are expected to last through the first half of 2009. As a result of these factors and the uncertainty surrounding the level of economic activity in 2009 and beyond, the Company tested the carrying value of the stores’ goodwill in December 2008 and determined that the carrying amount of the goodwill attributable to our store operations exceeded its implied fair value and has recognized a non-cash impairment charge of $765,772. For purposes of its mid-December 2008 impairment test, the Company has assumed that comparable store sales will decline by 6% in 2009 and increase by 2-1/2% per year thereafter and store operating expenses will continue at their current level as a percentage of store revenues. As a result of the economic uncertainty that currently exists, the Company’s estimate of future cash flows did not include an estimate of the restaurant’s terminal value since the Company cannot be certain that a buyer could be found for the restaurant at the end of the lease term. The present value of the estimated future cash flows was calculated using a 7% discount rate reflecting the recent decrease in long-term interest rates. Following the non-cash impairment charge, the carrying value of goodwill attributable to our store operations segment is $75,363. During 2007, goodwill decreased by $428,190 due to the write-off of goodwill associated with the closure of one restaurant and the sale of another restaurant.

The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.

		Franchise
	Store Operations	Operations
	Segment	Segment	Total

Balance as of January 1, 2007	$1,269,325	$136,000	$1,405,325

Goodwill written off in connection with the closure of one restaurant and the sale of one restaurant	(428,190)	—	(428,190)

Balance as of December 30, 2007	841,135	136,000	977,135

Goodwill written off in connection with impairment test	(765,772)	—	(765,772

Balance as of December 28, 2008	$75,363	$136,000	$211,363)

6. Notes Payable
In April 2007, Knowfat borrowed $1,000,000 from Alan Antokal, a stockholder, pursuant to the term of a 12% Secured convertible Subordinated Promissory Note. This note was secured by substantially all of Knowfat’s assets and was subordinate in right of payment to the prior payment of all of Knowfat’s obligations to its senior lender. This note payable was due April 23, 2008 but converted into 2,168,693 shares of Knowfat common stock immediately prior to the Merger.
On September 24, 2007, in connection with the Merger and the Offering of Units described in Note, UFood sold $1,035,000 principal amount of 9% Convertible Promissory Notes and on October 4, 2007, UFood sold an additional $965,000 of Investor Notes. The proceeds from the sale of Investor Notes, net of transaction costs of $462,840, were used to provide bridge financing to KnowFat prior to the Merger. The Investor Notes were due 120 days from the date of issuance. On the Closing Date, in connection with the Merger, the Investor Notes together with accrued interest converted into 4,080,175 Units. The final closing of the offering describe above was March 31, 2008. The total units sold were 10,941,000.
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

7. Long-Term Debt
Long-term debt consists of the following at December 28, 2008 and December 30, 2007:

	2008	2007

Term note payable to bank in monthly principal installments of $29,167 commencing January 2007 through May 2010. Interest is payable monthly at the bank’s prime rate (3.25% at December 31, 2008). The note is secured by substantially all assets of the Company.	$692,076	$1,042,080

Downtown Crossing acquisition note payable. Interest accrues at 6% per annum and is payable monthly, with certain limitations as defined in the agreement. All unpaid amounts are due on or before December 31, 2007, as defined in the agreement. The note is secured by the assets acquired.	—	880,628

Landmark Center acquisition promissory note with no stated interest rate. Due upon the occurrence of a sales event, as defined in the agreement. The note agreement includes a restrictive covenant requiring the Company’s wholly-owned subsidiary, KnowFat of Landmark Center, Inc., to maintain net equity of not less than $450,000.	450,000	450,000

Unsecured, non-interest bearing note payable. This note payable is due on demand. Interest imputed on the note using a discount rate of 5% totaled $59,597, which is being amortized over the term of the note.	$51,787	$152,099

Indebtedness incurred in connection with the acquisition of the two franchisee locations. No stated interest rate; this note payable is due on demand.	2,137	14,996

Note payable to the Watertown landlord in connection with the acquisition of the training center in 2004. The note is payable in monthly installments of $2,566 including interest at 5% through April 2010.	37,396	65,881

	1,233,396	2,605,684

Less current portion	883,684	1,874,993

Long-term debt	$349,712	$730,691

Maturities of long-term debt at December 28, 2008 are as follows:

Year ending December 31,
2009	$883,684
2010	349,712

$1,233,396

8. Capital Lease Obligations
The Company leases certain equipment under capital leases. The equipment has been recorded at the present value of the total lease payments using discount rates ranging from 13.9% to 17.95%.
Future minimum lease payments under these leases are as follows:

Year ending December 31,
2009	$81,333
2010	64,855
2011	23,259
Thereafter	12,339

181,786
Less imputed interest	33,442

148,344
Less current portion	61,725

Long-term portion of capital lease obligations	$86,619

The recorded cost and accumulated amortization of the equipment acquired are $223,926 and $147,479, respectively as of December 28, 2008. Amortization expense in 2008 and 2007 was $40,528 and $60,972, respectively.
9. Capital Stock
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

Under the terms of the Services Agreement with GFV, KnowFat also agreed to (i) issue GFV an additional 152,351 shares of common stock promptly following the sale of the 600th franchise, provided the sale of such franchise occurs by December 31, 2009 and (ii) pay GFV a royalty equal to 0.2% of aggregate net sales, in exchange for the performance of certain services by George Foreman and a limited license to use Mr. Foreman’s name and likeness in connection with the promotion of restaurants operated by KnowFat and its franchisees. At December 28, 2008,990,280 shares of common stock issued to GFV were vested. The remaining 380,877 shares of common stock issued to vest over four years in accordance with the following schedule:

Vesting Date	Number of Shares
June 13, 2009	152,351
June 13, 2010	152,351
June 11, 2011	76,175
In the event there is a change of control after December 18, 2007, as defined in the Services Agreement, GFV has the right to return 50% of the shares of common stock received in exchange for a prospective increase in the royalty rate to 0.5%
Advertising, marketing and promotion expenses for the year ended December 28, 2008 include $454,698 representing the fair value of 304,702 shares that vested on June 13, 2008. Fair value was determined to be equal to the fair value of the common shares included in the Offering of Units (described below).
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
Offering of Units
Concurrently with the closing of the Merger and in contemplation of the Merger, the Company completed the initial closing of a private offering (the Offering) of 5,720,000 units of its securities (Units), at a price of $1.00 per Unit. The Company subsequently consummated a second closing of 440,000 Units on December 21, 2007. During 2008, the company completed three additional closings for a total of five closings combined; the units sold in the 2008 closings were 4,781,000 units of its securities (Units), at a price of $1.00 per Unit. Total amount of units sold in this offering during 2007 and 2008 was 10,941,000 units. Each Unit consists of one share of Common Stock and a warrant to purchase one-half, or 50%, of a share of Common Stock. The warrants (Investor Warrants) are exercisable for a period of five years at an exercise price of $1.25 per whole share of Common Stock.
In connection with the Offering, the Company retained a placement agent and paid the Placement Agent a commission of 10% of the funds raised from the investors in the Offering plus an expense allowance of $225,000. In addition, the Placement Agent received warrants to purchase a number of shares of Common Stock equal to 20% of the shares of Common Stock included in the Units sold to investors in the Offering. The Placement Agent warrants are exercisable for seven years at an exercise price of $1.00 per share. The Placement Agent was paid commissions and expenses of $1,336,250 and received warrants to purchase 2,088,200 shares of Common Stock in connection with the first and second closings of the Offering.

The company filed a registration statement that became effective on January 12, 2009, including Common Stock (i) included in the Units; (ii) issuable upon exercise of Investor Warrants; (iii) issuable upon conversion of the Investor Notes; and (iv) issuable upon exercise of warrants issued to purchasers of the Investor Notes in connection with the conversion of their Investor Notes. The Company was obligated to pay monetary penalties equal to one and one-quarter percent (1.25%) of the purchase price paid by the holders of registrable securities for each full month that (i) the Company is late in filing the registration statement or (ii) the registration statement is late in being declared effective; provided, that in no event shall the aggregate of any such penalties exceed fifteen percent (15%) of the gross purchase price paid by the holders of registrable securities. However, the company has obtained from the majority of the shares represented in this Offering the waiver for the outstanding liquidated damages as a result of the delayed effectiveness of the registration statement.
Warrants
At December 28, 2008, warrants to purchase 14,022,680 shares of UFood Common Stock were issued and outstanding as follows:

Description	Number of Warrants	Exercise Price

New Warrants	607,226	$1.00

Placement Agent warrants	2,988,200	$1.00

Vendor Warrants	2,916,666	$1.25

Investor Notes warrants	2,040,088	$1.25

Investor Warrants	5,470,500	$1.25

Total	14,022,680

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
In connection with the Company’s sale of $2,000,000 of Investor Notes and the sale of 10,941,000 Units, the Placement Agent was issued warrants to purchase 800,000 and 2,188,200 shares, respectively, of UFood Common Stock at an exercise price of $1.00. The warrants issued to the Placement Agent expire seven years from the date they were issued.
In connection with the conversion of the $2,000,000 of Investor Notes, 2,040,088 warrants were issued to the purchasers of the Investor Notes. The Investor Note warrants have an exercise price of $1.25 and expire in five years.
The sale of 10,941,000 Units included the issuance of 5,470,500 warrants. The Investor Warrants have an exercise price of $1.25 and expire in five years.
10. Stock-Based Compensation
At December 28,2008, the Company has two share-based, shareholder approved employee compensation plans, the 2004 Stock Option Plan (2004 Plan) and the 2007 Equity Incentive Plan (2007 Plan, and together with the 2004 Plan, the Equity Plans), which are described below. During 2008 and 2007, the Company recognized $996,792and $249,292 of compensation expense for awards under the Equity Plans.
The Company estimates the fair value of the stock options using a Black Scholes option pricing model with the assumptions noted in the following table. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.
The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	2008	2007

Expected term (years)	6	6
Expected volatility	45%	45%
Risk-free interest rate	4.37%	4.37%
Expected annual dividend	None	None
The expected term is based on the weighted average midpoint between vesting and the contractual term. Expected volatility is based on the historical volatility of published common stock prices over the last six years of comparable publicly held companies. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted for the years ended December 28, 2008 and December 30, 2007. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The 2004 Plan
Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 304,702 shares of common stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. The Company believes that such awards align the interests of its employees with those of its shareholders. In general, stock option awards under the 2004 Plan are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant, vest over a three-year period and expire ten years from the date of grant. As a result of the Merger, no awards will be made under the 2004 Plan after December 18, 2007; A summary of option activity under the 2004 Plan during 2008 and 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2007	226,191	$0.54	8.4
Granted	148,461	$0.66	10.0
Exercised	—	—
Forfeited	(69,950)	(0.36)	8.4

Outstanding at December 31, 2007	304,702	$0.61	8.8	$146,257
Granted	—	—	—
Exercised	—	—
Forfeited

Outstanding at December 30, 2008	304,702	$0.61	7.8	$-0-

Exercisable at December 30, 2008	304,702	$0.61	7.8	$-0-

At December 30, 2007, all of the options outstanding under the 2004 Plan were vested. The weighted average grant date fair value of options granted during 2007 was $0.36. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at December 28, 2008.
The 2007 Plan
The 2007 Plan was approved in contemplation of the Merger. There were no awards under the 2007 Plan prior to December 18, 2007, the Closing Date of the Merger. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 6,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. At December 28, 2008, 2,845,920 stock options were outstanding under the 2007 Plan.

Activity under the 2007 Plan from December 18, 2007, the Merger Date, through December 28, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 18, 2008	-0-	$—	—
Granted	1,950,000	$1.00
Exercised	—	—
Forfeited	—	—

Outstanding at December 30, 2007	1,950,000	$1.00	10.0	$175,500
Granted	897,920	$1.22	10.0
Exercised	—	—
Forfeited	(2,000)	$1.22	10.0

Outstanding at December 28, 2008	2,845,920	$1.22	8.8	-0-

Exercisable at December 28,2008	1,402,266	$1.13	8.8	$-0-

The weighted average grant date fair value of options granted during 2008 and 2007 under the 2007 Plan was $0.60 and $0.27 respectively.
At December 28, 2008 there was $700,039 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately three years.
On December 6, 2007, the Company’s board of directors approved the grant of 87,090 non-qualified stock options to an employee. The options have an exercise price of $0.66 per share, are exercisable for 10 years and are fully vested. The Company recognized compensation expense of $15,649 in connection with this option award.
On February 12, 2008, the Company’s board of directors approved a 3,000,000 increase in the number of shares of Common Stock reserved for issuance under the 2007 Plan to 6,000,000 shares. The increase was subject to approval by a majority of shares represented at the Company’s annual meeting and was obtained in August 29, 2009.
11. Income Taxes
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
No provision for current income taxes has been recorded for 2008 and 2007 due to the Company’s cumulative net losses. Significant components of deferred tax assets are net operating loss carryforwards; start-up costs and organizational costs capitalized for tax purposes, and deferred revenue. Significant components of deferred tax liabilities are depreciation of property and equipment. The net deferred tax assets are fully reserved by a valuation allowance due to the uncertainty of realizing the tax benefit of the deferred tax assets.

Net deferred tax assets (liabilities) at December 28, 2008 and December 30, 2007 are as follows:

	2008	2007
Deferred tax assets
Federal	$8,192,000	$4,923,000
State	1,495,000	905,000

Total deferred tax assets	9,687,000	5,828,000
Valuation allowance	(9,687,000)	(5,828,000)

Net deferred tax assets	$—	$—

The components of income tax benefit (expense) are as follows:

	2008	2007
Federal
Deferred
Net operating loss carryforward	$2,370,000	$1,678,000
Other	899,000	61,000

	3,269,000	1,739,000

State
Deferred
Net operating loss carryforward	424,000	317,000
Other	166,000	(286,000)

	590,000	31,000

Tax benefit before adjustment to valuation allowance	3,859,000	1,770,000
Adjustment to valuation allowance	(3,859,000)	(1,770,000)

Net tax benefit	$—	$—

The Company’s effective income tax rate differs from the federal statutory income tax rate as follows for the fiscal years ended December 28, 2008 and December 30, 2007.

	2008	2007
Federal tax provision rate	34%	34%
State tax provision, net of federal provision	6%	6%
Change in valuation allowance	(40%)	(40%)

	—	—

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
The Company’s income tax returns have not been audited by the Internal Revenue Service (IRS) or any state taxing authority. The years 2005 through 2008 remain open to examination by the IRS and state taxing authority. The Company believes it is not subject to any tax exposure beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date FIN No. 48 was adopted, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any significant interest expense recognized during the year ended December 28, 2008.

Federal and state net operating loss carryforwards expire in 2027 and 2012, respectively. Ownership changes, as defined in Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that may be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.
12. Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk include cash and cash equivalents, which occasionally exceed current federal deposit insurance limits. Substantially all of the cash and cash equivalents are maintained in a certain large commercial bank. Senior management continually reviews the financial stability of this institution.
13. Commitments and Contingencies
Leases
The Company rents store and office locations under non-cancelable operating leases and tenant at will arrangements. The agreements expire on various dates through December 2016, and some include options to extend. The leases require the Company to pay its share of the operating expenses of the leased properties, including taxes, utilities and insurance.
Future minimum payments at December 28, 2008 under non-cancelable leases are as follows:

Year ending December 31,
2009	$626,000
2010	602,000
2011	616,000
2012	633,000
2013	641,000
Thereafter	629,000

$3,747,000

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

In October 2007, in contemplation of the Merger, UFood entered into an employment agreement with its chief executive officer (Note 14). Under the terms of the agreement, the Company agreed to pay the executive a fee of $10,000 upon the consummation by the company of the sale of a franchise restaurant. To the extent any franchise transaction is part of an Area Development Agreement, $5,000 of the fee is payable in cash and the remainder is payable in shares of the Company’s Common Stock. The franchise and development fee arrangement included in the executive’s employment agreement replaced a similar arrangement covering the period preceding the Merger, except that franchise and development fees earned prior to the Merger were payable 100% in cash. During 2008 and 2007, the Company recorded franchise and development fee expenses of $ 40,000 and $-0-, respectively.
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
Legal matters
We are subject to legal proceedings and claims which arise in the normal course of business. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, including the matters described below, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us, including the matters described below, in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.
BAA Boston, Inc., Default Claim
KFLG Watertown, Inc. (KFLG) d/b/a KnowFat and or KnowFat Franchise Company, Inc., our wholly-owned subsidiary, received a Default Letter and Notice of Liquidated Damages on September 28, 2007, as well as several other follow up notices of default (collectively, the Default Letters) from BAA Boston, Inc. (BAAB) claiming certain defaults under KFLG’s Sublease Agreement with BAAB for retail premises (the Premises) at Logan International Airport in Boston, Massachusetts (the Sublease Agreement). The Default Letters claimed that KFLG was in default of its obligations under the Sublease Agreement due to, among other things, KFLG’s failure to timely open the Premises for business. The Default Letters demanded that KFLG pay $104,000 in liquidated damages to BAAB and pay legal fees and expenses of BAAB in the amount of $48,000. The Company has resolved this matter and the Default Letters have been rescinded.
Subcontractors’ Claims
In connection with the build-out of the Premises, several of the subcontractors that performed work at the Premises claimed that the general contractor failed or refused to pay amounts due them. Accordingly, such subcontractors asserted mechanic’s liens totaling $253,431 (the Lien Amounts) against our leasehold interest in the Premises. In April 2008, pursuant to the terms of the Sublease Agreement, we obtained target lien dissolution bonds in order to dissolve the liens against our leasehold interest in the Premises. The lien bond surety required the Company to post cash collateral in the amount of 120% of the Lien Amounts. The general contractor on the project was responsible for the amounts claimed by the subcontractors and was previously forced into involuntary bankruptcy. We have paid the general contractor and intend to assert claims against the general contractor for, among other things, the amounts claimed by the subcontractors. In January, 2009, we settled with the subcontractors. The subcontractor liens have been removed and the bond and cash collateral related to this matter have been released.

14. Supplemental Disclosures of Cash Flow Information:

	2008	2007

Cash paid during the year for interest	$76,602	$182,422

Summary of non-cash investing and financing activities

Accrued preferred stock dividends	$—	$941,365

Conversion of promissory notes into Common Stock	$—	$2,656,809

Conversion of preferred stock into Common Stock	$—	$4,968,803

Property and equipment acquired with capital lease	$65,756	$33,420

15. Loss per share
The amounts used for basic and diluted per share calculations are as follows:

	2008	2007

Net loss	$(9,875,305)	$(5,451,414)

Preferred stock dividend requirements	-0-	(941,365)

Net loss allocable to common stockholders	$(9,875,305)	$(6,392,779)

Weighted average number of shares outstanding — basic and diluted	33,851,004	9,433,081

Basic and diluted loss per common share	$(0.29)	$(0.68)

Our diluted earnings (loss) per share is the same as our basic loss per share since the effect of the assumed exercise of options and warrants to purchase common stock is anti-dilutive. A total of 16,530,174 and 4,811,987 potential common shares from the assumed exercise of options and warrants were excluded from the calculation de diluted net loss per share for the years ended December 28, 2008 and December 30, 2007, respectively, because their inclusion would have been anti-dilutive.
16. Segment Data
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
Segment information for the Company’s two business segments follows:

	2008	2007

Revenues:
Store operations	$5,462,915	$4,543,194
Franchise operations	361,128	361,689

Total revenue	$5,824,042	$4,904,883

Segment loss:
Store operations	$(2,781,278)	$(999,385)
Franchise operations	(1,517,876)	(522,137)

Total segment loss	$(4,299,154)	$(1,521,522)

Advertising, marketing and promotion	$887,259	$671,440
Depreciation and amortization	500,153	429,586
Unallocated general and administrative expenses	4,262,055	2,384,581
Interest (income) expense	(4,013)	369,130
Other (income) expenses, net	(69,303)	75,155

Net loss	$(9,875,305)	$(5,451,414)

Depreciation and amortization:
Store operations	$458,062	$372,404
Franchise operations	42,091	57,181

Total depreciation and amortization	$500,153	$429,586

Capital expenditures:
Store operations	$704,027	$937,859
Franchise operations	153,954	88,008

Total capital expenditures	$857,981	$1,025,867

Segment assets:
Store operations	$2,050,990	$3,834,155
Franchise operations	1,591,676	4,749,391

Total segment assets	$3,642,666	$8,583,546

17. Subsequent Events
On March 20, 2009, the Company sold $3,315,000 of Senior Secured Convertible Debentures (the Debentures) in a private offering to accredited investors. The debentures bear interest at a rate of 8% and are due three years from the date they are issued. The Debentures are convertible into shares of common stock at $0.13 per share. In addition, each investor will receive 5-year detachable Warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. Interest on the Debentures a rate of 8% per annum is payable on a quarterly basis. Subject to certain conditions, the company has the right to pay interest on the Debentures in either cash or shares of Common Stock, or in a combination of cash and Common Stock. After the one year anniversary of the Closing, the Company has the right to redeem the Debentures at a 20% premium, subject to certain conditions. Subject to certain conditions, the company has the right to force conversion of the Debenture into shares of Common Stock. The company has agreed to file a registration statement with the Securities and Exchange Commission covering all shares of Common Stock issuable upon conversion of the Debentures and/or exercise of the Warrants.
In connection with the offering, the Company engaged a placement agent and agreed to pay the placement agent a cash fee equal to 10% of the gross proceeds received by the Company. and (ii) issue to the placement agent warrant to purchase 25,500,000 shares of the Company’s Common Stock underlying the Debentures and Warrants issuable to Investors in this Offering at an exercise price equal to $0.1365, and exercisable for a period of 5 years.
On December 30, 2008, Mr. Eric Spitz and the Company jointly decided to terminate his employment agreement.
On March 27, 2009, the franchisee-owned outlet in Bedford, Massachusetts closed. The Company had been operating the Bedford location pursuant to a management services agreement.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of December 28, 2008, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, except for the material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 28, 2008 based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal controls over financial reporting were not effective as of December 28, 2008 and that a material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting following the reverse merger on December 18, 2007. A contributing factor to our internal control deficiencies is the Company’s small size and the lack of sufficient resources to perform the testing of internal controls within the prescribed time frame. As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.
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
Item 9B. Other Information
none

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Information required by this Item 10 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company’s fiscal year ended December 28, 2008.
Item 11. Executive Compensation
Information required by this Item 11 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company’s fiscal year ended December 28, 2008.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information required by this Item 12 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company’s fiscal year ended December 28, 2008.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information required by this Item 13 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company’s fiscal year ended December 28, 2008.
Item 14. Principal Accounting Fees and Services
Information required by this Item 14 is incorporated by reference from the Company’s definitive proxy statement to be filed pursuant to Regulation 14A promulgated by the Securities and Exchange Commission under the Securities Exchange Act of 1934, which proxy statement is anticipated to be filed within 120 days after the end of the Company’s fiscal year ended December 28, 2008.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
(1)	Consolidated financial statements (included in Part II, Item 8):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 28, 2008 and December 30, 2007
Consolidated Statements of Operations for the Fiscal Years Ended December 28, 2008 and December 30, 2007
Consolidated Statements of Stockholders’ Equity (Deficit) for the Fiscal Years Ended December 28, 2008 and December 30, 2007
Consolidated Statements of Cash Flows for the Fiscal Years Ended December 28, 2008 and December 30, 2007
Notes to Consolidated Financial Statements
(2)	Consolidated financial statement schedules
None
(3)	Exhibits included herein:
See Exhibit Index below for exhibits filed as part of this Annual Report on Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFOOD RESTAURANT GROUP, INC.
Date: March 30, 2009	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Naddaff	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 30, 2009

/s/ Charles A. Cocotas	President and Chief Operating Officer, Director	March 30, 2009

/s/ Glenn E. Davis	Chief Financial Officer (Principal Financial Officer)	March 30, 2009

Mark Giresi	Director	March 30, 2009

/s/ Robert Grayson	Director	March 30, 2009

/s/ Jeffrey Ross	Director	March 30, 2009

21	Subsidiaries of the Registrant*

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*