Form 10-K/A
period 2008-12-28
UFood Restaurant Group, Inc.
filed 2009-04-27
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2008

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 333-136167
UFOOD RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4463582 (I.R.S. Employer Identification No.)
255 Washington Street, Suite 100
Newton, Massachusetts 02458
(Address of principal executive offices) (Zip Code)
(617) 787-6000
Registrant’s telephone number
Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	None
Securities registered pursuant to Section 12(g) of the Act:
Common stock, $.001 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Our annual report on Form 10-K of UFood Restaurant Group, Inc. (“UFood”, “we”, “our”, “us”, or the “Company”) for the year ended December 28, 2008, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 31, 2009, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.
As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 27, 2009 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 27, 2009.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our executive officers and directors are as follows:

Name	Age	Position

George Naddaff	79	Chief Executive Officer and Chairman of the Board of Directors

Charles Cocotas	73	President and Chief Operating Officer, Director

Glenn Davis	54	Chief Financial Officer

Irma Norton	41	Acting Chief Financial Officer

Robert C. Grayson	64	Director

Jeffrey Ross	64	Director

Mark Giresi	51	Director
Background of Officers and Directors
George Naddaff has been our Chairman and Chief Executive Officer since the merger with KnowFat on December 18, 2007. Prior to the merger Mr. Naddaff was KnowFat’s Co-Chief Executive Officer since February 2004, its CEO since September 2007 and its Chairman of the Board since March 2004. From February 1986 to February 2004, he was Chief Executive Officer of Business Expansion Capital, Inc., an investment firm located in Newton, Massachusetts. From 1997 to 2001, he held various management positions (including acting Chief Executive Officer) at Ranch*1, Inc., a franchisor of quick service restaurants with its headquarters in New York, New York.
Charles A. Cocotas has been our President and Chief Operating Officer and a director since the merger with KnowFat on December 18, 2007. Mr. Cocotas joined KnowFat as a consultant in May 2007. In September 2007 he was appointed as KnowFat’s President and Chief Operating Officer. From 1999 to 2007, Mr. Cocotas was principal of the Charles A. Cocotas Restaurant Consulting firm in Massachusetts. He is an experienced executive with more than 35 years experience in the restaurant industry, which included the launch of start-up ventures as well as turn-arounds with established corporations operating both company and franchise restaurants.
Glenn Davis joined KnowFat as its Chief Financial Officer in October 2007 and became our Chief Financial Officer upon the merger. Most recently, Mr. Davis has served as CFO of several emerging growth companies, including Multilayer Coating Technologies (from August 2006 through April 2007), a former division of Polaroid Corp., SmartBargains, Inc. (from July 2005 to December 2005) and North American Midway Entertainment Corp. (from November 2004 to July 2005), a provider of carnival rides, food and beverage services at more than 160 venues throughout North America. Previously, Mr. Davis was CFO of Homeruns.com (from 2000 to 2002), an on-line grocery shopping and delivery service. Between his CFO positions, Mr. Davis has provided consulting services to various clients on financial and accounting matters. Mr. Davis holds an MBA from the Amos Tuck School of Business Administration at Dartmouth College and a BA in economics from DePauw University and is a Certified Public Accountant.
Irma Norton joined KnowFat as its Controller in November 2004 and became our Acting Chief Financial Officer in April 2009. Most recently (from September 2002 through October 2004), Ms. Norton was the controller for Handmade Bow Company, a privately held consumer products company. Prior to that position, from March 1990 through October 1995, Norton was the CFO for the Dunkin’ Donuts master franchisee in Mexico. Ms. Norton holds a B.A. degree in Accounting from University of Guadalajara in Mexico and is a graduate of the distinguished Executive Management Program of ITAM in Mexico City.
Robert C. Grayson has been a director of KnowFat since 2004 and a director of UFood since the merger. Since 1992 Mr. Grayson has been President and Chief Executive Officer of RC Grayson and Associates, a retail-oriented consulting firm in New York City. Mr. Grayson has many years of experience in the retail industry, and currently serves as a director of St. John’s Knits, Inc., Kenneth Cole and Lillian August Designs, Inc..

Jeffrey Ross has been a director of KnowFat since 2005 and a director of UFood since the merger. Since 1999 he has been Managing Partner of RossFialkow Capital Partners, an investment advisory firm specializing in private equity and merger and acquisition transactions. From January 1997 to July 1997, he was President and Chief Executive Officer of Hearthstone Assisted Living, a chain of assisted living facilities in Houston, Texas.
Mark Giresi has been a director of KnowFat since December 6, 2007, and a director of UFood since the merger. From February 2000 until May 2008, Mr. Giresi worked for Limited Brands where, as Executive Vice President, he was responsible for the retail operation of Victoria’s Secret, Bath & Body Works, Express and The Limited, as well as the Company’s real estate, store design and construction and loss prevention functions. Most recently he led the strategic growth of Victoria’s Secret and Bath & Body Works outside of the United States. Prior to Limited Brands, Mr. Giresi spent almost 16 years at Burger King Corporation where he held several executive positions including Senior Vice President of U.S. Franchise Operations and Development and Worldwide General Counsel. Mr. Giresi holds a Bachelor of Sciences degree in accounting from Villanova University and a Juris Doctorate of Law degree from Seton Hall Law School.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. Form 3 filings are known to be late for each of the following directors, officers and beneficial owners of more than 10 percent of any class of equity securities of the Company: George A. Naddaff, Charles A. Cocotas, Glenn E. Davis, Mark A. Giresi, Robert C. Grayson and Eric Spitz.
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
Code of Ethics
We have a Code of Ethics that governs all of our employees, including our CEO, CFO, principal accounting officer or persons performing similar functions. We will provide a copy of our Code of Ethics free of charge to any person upon written request to us at the following address: 255 Washington Street, Suite 100, Newton, MA 02458 Attn: Chief Financial Officer.
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
Item 11. Executive Compensation
Summary Compensation Table
The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer and our President (the “Named Executive Officers”). None of our other executive officers received annual compensation in excess of $100,000 for fiscal year 2008. Our Chief Executive Officer and our President are entitled to certain payments in connection with resignation, retirement or other termination, as described more fully under the heading “Agreements with Executive Officers and Consultants.”

						Non-Equity	Nonqualified
Name and						Incentive	Deferred	All Other
Principal				Stock	Option	Plan	Compensation	Annual
Position(s)	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
George Naddaff,	2008	$301,620	$-0-	$55,000	$699,933	$-0-	$-0-	$-0-	$1,056,553
Chairman and CEO	2007	$221,045	$-0-	$-0-	$136,879	$-0-	$-0-	$22,840	$357,924

Charles A. Cocotas	2008	$206,703	$-0-	$-0-	$102,566	$-0-	$-0-	$-0-	$309,269
President and COO

Glenn Davis (3)	2008	$171,713	$-0-	$-0-	$8,901	$-0-	$-0-	$-0-	$180,614
CFO

Eric Spitz	2008	$169,189	50,000	$-0-	$11,407	$-0-	$-0-	$-0-	$230,596
Former Executive Vice President of Business Development	2007	$196,391	$25,000	-0-	$34,219	$-0-	$-0-	$-0-	$255,610

(1)
The amount shown for option awards (column (f)) is based upon the estimated fair value of stock options granted to the named executive and represents the amount of compensation expense we recognized in our consolidated financial statements for the indicated fiscal year. The fair value of the stock option award(s) was determined using a Black Scholes option pricing model and the assumptions for expected option term, volatility of our Common Stock, risk-free interest rate and expected annual dividend yield disclosed in Note 10, Stock-Based Compensation, of the Notes to our 2008 Consolidated Financial Statements included in the Company’s annual report.

(2)
All Other Annual Compensation (column (i)) earned by Mr. Naddaff in 2007 represents the amount of expense we recognized in our 2007 Consolidated Financial Statements for the repricing of 184,533 warrants issued to Mr. Naddaff in 2006 for his personal guaranty of KnowFat’s obligations to TD BankNorth, N.A. (the “Bank”). Immediately prior to the consummation of the merger with KnowFat, the exercise price of all outstanding KnowFat warrants was reduced to $1.00 and such exercise price was not affected by the conversion ratio in the merger.

(3)	The Annual Compensation includes the aggregate amount paid to Fenway Consulting Group and cash and options paid to the Consultant by the Company.
The salary of Mr. Naddaff is currently $300,000, and the salary of Mr. Cocotas is currently $200,000.
Agreements with Executive Officers and Consultants
On May 1, 2004, KnowFat entered into a Founder’s Agreement with George Naddaff, our current Chairman and Chief Executive Officer. Under the Founder’s Agreement, all 1,000,000 shares of KnowFat common stock granted to Mr. Naddaff have vested.
KnowFat entered into an employment contract with Mr. Naddaff on October 15, 2007 that provides: (i) the term of his employment agreement is for three years; (ii) the base salary for Mr. Naddaff is $300,000, plus benefits; (iii) Mr. Naddaff was granted options to purchase 1,500,000 our shares under the Equity Incentive Plan; and (iv) if a Mr. Naddaff’s employment is terminated by KnowFat without cause, or by Mr. Naddaff as a result of a constructive termination by KnowFat, or as a result of Mr. Naddaff’s death or disability, then KnowFat is obligated to pay severance (consisting of salary and benefits as in effect at the time of termination) to Mr. Naddaff (or Mr. Naddaff’s legal representatives) for a period equal to the lesser of 12 months or the then-remaining balance of the employment term. The options referenced above have an exercise price of $1.00 per share, have a term of ten years and vest over a three-year period as follows: Mr. Naddaff’s options to purchase (i) 500,000 shares vested upon the grant of the options and (ii) 1,000,000 shares vest in equal monthly amounts of approximately 27,778 shares over a three year period through December 17, 2010. In addition to the foregoing, upon our consummation of the sale of any franchise restaurant, we will pay Mr. Naddaff a fee of $10,000. To the extent any franchise transaction is a part of an Area Development Agreement, the fee will be payable to Mr. Naddaff upon consummation of the franchise sale as follows: (i) $5,000 in cash and (ii) the remaining portion in a number of shares of our common stock having an aggregate value of $5,000 on the date such fee is due. Mr. Naddaff’s employment agreement provides for severance (consisting of base salary and benefits continuation) for a period of up to 12 months upon termination of the executive without cause. On May 1, 2008, the Board of Directors granted to Mr Naddaff options to purchase 1,000,000 shares of the Company’s Common Stock, exercisable at $1.23, which options were fully vested. These options were not granted pursuant to a compensation plan, but instead represent non-qualified stock options.

On December 30, 2008, Eric Spitz and the Company jointly decided to terminate his employment agreement.
Mr. Naddaff, Eric Spitz and Low Fat No Fat Gourmet Café, Inc. (“LFNF”) are parties to a Joint Venture Agreement dated January 26, 2004 (the “JV Agreement”). Under the JV Agreement, LFNF granted KnowFat the exclusive right to franchise the concept of retail outlets offering food service featuring low-fat, low-carbohydrate and low-calorie food items, selected beverages and nutritional products to the general public and agreed to contribute all its trademarks, copyrights, know-how, trade secrets and other intellectual property to KnowFat. As consideration, KnowFat issued 545,454 shares of its common stock to LFNF. The JV Agreement also provides that LFNF has the right to send one attendee to meetings of the Board of directors as an observer.
On February 12, 2008, the Board of Directors approved an employment agreement with Mr. Cocotas. The agreement provides: (i) for an initial term of two years; (ii) for a base salary of $200,000 per year, plus benefits; (iii) that Mr. Cocotas is entitled to receive options to purchase 200,000 shares of the Company’s Common Stock, exercisable at $1.00 per share of Common Stock, which options shall vest in equal amounts on the first day of each month for twenty-four months following the date of the employment agreement; and (iv) that if Mr. Cocotas’ employment is terminated by him for good reason (as defined in the agreement) or by the Company because of his permanent disability (as defined in the agreement), the Company is obligated to pay severance, consisting of base salary, for a six month period. On May 1, 2008, the Board of Directors granted to Mr. Cocotas options to purchase 300,000 shares of the Company’s Common Stock, exercisable at $1.23, which options shall vest monthly over the remaining period of his employment agreement. These options were not granted pursuant to a compensation plan, but instead represent non-qualified stock options.
On October 23, 2007, KnowFat entered into a consulting agreement with Fenway Consulting Group to refer Glenn Davis to provide financial consulting services to the Company as an Interim Chief Financial Officer. Fenway and the Company agreed that the assignment is on a temporary basis as determined by the Company. The Company pays Fenway an hourly rate for all hours worked by the referred Consultant.
Outstanding Equity Awards at Fiscal Year End December 28, 2008
The following table sets forth certain information, as of December 28, 2008, concerning securities authorized for issuance under the our Equity Incentive Plan.
Outstanding Equity Awards at Fiscal Year End

				Equity
				Incentive Plan
				Awards:
	No. of	No. of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option
	Options (#)	Options (#)		Unearned	Exercise	Option
Name	Exercisable	Unexercisable		Options	Price	Expiration Date
George Naddaff	833,336	666,664	(1)	-0-	$1.00	Dec. 17, 2017
	1,000,000	-0-		-0-	1.23	April 30, 2018
Charles A. Cocotas	305,674	100,000		-0-	1.00	Dec. 17, 2017
	123,729	176,271		-0-	1.23	April 30, 2018
Glenn Davis	14,744	35,256		-0-	1.22	February 11, 2018
Eric Spitz	166,667	83,333		-0-	1.00	Dec.17, 2017

(1)	The vesting schedule for the unexercised shares is outlined in the section entitled “Agreements with Executive Officers and Consultants” above.

2004 Stock Option Plan
KnowFat did not grant any options or other stock awards under the 2004 Stock Option Plan to any named executive officers in 2008 or 2007.
2007 Equity Incentive Plan
Our Board of Directors and stockholders adopted the 2007 Equity Incentive Plan on August 17, 2007, which reserves a total of 3,000,000 shares of our common stock for issuance under the 2007 Plan. If an incentive award granted under the 2007 Plan expires, terminates, is unexercised or is forfeited, or if any shares are surrendered to us in connection with an incentive award, the shares subject to such award and the surrendered shares will become available for further awards under the 2007 Plan.
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
Grants
The 2007 Plan authorizes the grant to participants of nonqualified stock options, incentive stock options, restricted stock awards, restricted stock units, performance grants intended to comply with Section 162(m) of the Internal Revenue Code, as amended, and stock appreciation rights, as described below:
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

•
The compensation committee may make performance grants, each of which will contain performance goals for the award, including the performance criteria, the target and maximum amounts payable and other terms and conditions.

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

Duration, Amendment and Termination
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
Other Equity Awards
In May 2008, the Board of Directors awarded Mr. Naddaff and Mr. Cocotas non-qualified options to purchase 1,000,000 and 300,000 shares, respectively, of UFood common stock at an exercise price of $1.23. The options granted to Mr. Naddaff are fully vested and expire ten years from the date of grant. The options granted to Mr. Cocotas vest in monthly installments over the remaining term of his employment agreement (through January 2010) and expire ten years from the date of grant.
Director Compensation
On February 12, 2008, our Board of Directors approved the following compensation for non-employee directors:
(a)
Each non-employee director shall be granted non-qualified options to purchase 100,000 shares of common stock at an exercise price equal to the closing stock price on February 11, 2008. Such grant shall represent a tri-annual retainer for the 2008, 2009 and 2010 fiscal years. The options granted shall vest weekly over 36 months and shall expire February 11, 2018.

(b)
Each non-employee director who serves as chairman of the Audit, Compensation or Nominating and Corporate Governance committee shall receive an annual grant of non-qualified options to purchase 3,000 shares of common stock. All other members of each committee shall receive an annual grant of non-qualified options to purchase 2,500 shares of common stock.

KnowFat did not award stock options or other compensation to its directors in 2007. Our directors are reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with their service to us, including travel expenses.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
As of the end of fiscal year 2008, we had the following securities authorized for issuance under our equity compensation plans (the 2004 Plan and the 2007 Plan):

				Number of securities
				remaining available for
	Number of securities			future issuance under
	to		Weighted-average	equity compensation
	be issued upon exercise		exercise price of	plans (excluding
	of outstanding options,		outstanding options,	securities reflected in
	warrants and rights		warrants and rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,110,622		$1.029	3,194,080

Equity compensation plans not approved by security holders	1,387,090	(1)	$1.22	0

Total	4,497,712		$1.06	3,194,080

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
Security Ownership of Certain Beneficial Owners and Management.
The following tables set forth certain information regarding the beneficial ownership of our common stock as of April 23, 2009, by (i) each person who, to our knowledge, owns more than 5% of the Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following tables, each person named in the table has sole voting and investment power and that person’s address is c/o UFood Restaurant Group, Inc., 255 Washington Street, Suite 100, Newton, Massachusetts 02458. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 23, 2009 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person.

	Amount and
	Nature of	Percent
	Beneficial	of
Name and Address of Beneficial Owner	Ownership	Class+

George Naddaff(1)	3,784,549	9.8%
Charles A. Cocotas(2)	570,968	1.6%
Robert C. Grayson(3)	151,637	*
Jeffrey Ross(4)	196,965	*
Mark Giresi(5)	51,154	*
Glenn Davis(6)	29,077	*
Eric Spitz(7)	941,555	2.6%
Directors and Executive Officers as a group(1)-(7)	5,725,901	14.1%

Alan Antokal(8)	2,373,029	6.8%
Kevin Kimberlin(9)	4,483,712	7.85%
Spencer Trask Ventures, Inc.
535 Madison Avenue
New York, NY 10022

*	Less than one percent

+	Based on 34,818,490 shares of common stock issued and outstanding as of April 23, 2009.

(1)
Includes 1,600,012 shares of Common Stock beneficially owned by Mr. Naddaff. Also includes 184,533 shares of Common Stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 23, 2009 and 2,000,004 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 23, 2009. Does not include 499,996 shares of Common Stock issuable upon exercise of options granted to Mr. Naddaff which will not be exercisable within 60 days of April 23, 2009.

(2)
Consists of 570,968 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 23, 2009. Does not include 134,706shares of Common Stock issuable upon exercise of options granted to Mr. Cocotas which will not be exercisable within 60 days of April 23, 2009.

(3)
Includes 74,815 shares of Common Stock beneficially owned by Mr. Grayson. Also includes 25,668 shares of Common Stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 23, 2009 and $51,134 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 23, 2009. Does not include an additional 53,846 shares of Common Stock issuable upon exercise of options granted to Mr. Grayson which will not be exercisable within 60 days of April 23, 2009.

(4)
Includes 122,646 shares of Common Stock beneficially owned by Mr. Ross. Also includes 18,594 shares of Common Stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 23, 2009 and 55,725 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 23, 2009. Does not include an additional 53,846 shares of Common Stock issuable upon exercise of options granted to Mr. Ross which will not be exercisable within 60 days of April 23, 2009.

(5)
Includes 51,154 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 23, 2009. Does not include an additional 53,846 shares of Common Stock issuable upon exercise of options granted to Mr. Giresi which will not be exercisable within 60 days of April 23, 2009.

(6)
Includes 6,000 shares of Common Stock beneficially owned by Mr. Davis. Also includes 23,077 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 23, 2009. Does not include an additional 26,923 shares of Common Stock issuable upon exercise of options granted to Mr. Davis which will not be exercisable within 60 days of April 23, 2009.

(7)	Includes 774,888 shares of common stock beneficially owned by Mr. Spitz. Also includes 166,667 shares of common stock issuable upon exercise of options currently exercisable.

(8)
Includes 2,307,677 shares of Common Stock beneficially owned by Mr. Antokal. Also includes 65,352 shares of Common Stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of April 23, 2009.

(9)
Based upon a Schedule 13D filed with the SEC by Kevin B. Kimberlin on July 17, 2008, includes 102,125 shares of common stock held by Spencer Trask Breakthrough Partners, LLC (“STBP”) and 3,240,000 shares of common stock held by Spencer Trask Investment Partners, LLC. Also includes warrants to purchase (i) 51,063 share of common stock held by STBP, (ii) 372,500 shares of common stock held by Concord Equities Group, Inc., (iii) 358,584 shares of common stock held by Spencer Trask & Co., and (iv) 359,440 shares of common stock held by Washington Associates, LLC, all of which are currently exercisable. Kevin Kimberlin may be deemed to beneficially own the shares of common stock and currently exercisable warrants listed in this footnote 8.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Directors and Officers of UFood
In May 2006, KnowFat entered into an agreement with George Naddaff, Chairman and CEO, by which Mr. Naddaff received a warrant, exercisable at $1.00 per share, to purchase up to 184,533 shares of KnowFat common stock in exchange for Mr. Naddaff’s personal guaranty of KnowFat’s credit obligations to T.D. Banknorth N.A. of up to $1.75 million. (The current loan balance is $575,408.) The warrant issued to Mr. Naddaff expires in May 2016.
KnowFat’s directors have received stock option grants and reimbursement of certain expenses. See the “Director Compensation” section of this Form 10-K. Two of our directors are also executive officers. Messrs. Naddaff and Cocotas have entered into employment agreements with us, and each receives compensation thereunder. See “Executive Compensation — Agreements with Executive Officers and Consultants” above in this Form 10-K.
Transactions with the Spencer Trask Ventures, Inc. and Its Related Parties
We retained the services of Spencer Trask Ventures, Inc., as placement agent in connection with a private offering of up to 8,000,000 units of our securities, plus an over-allotment of 5,000,000 units, at a price of $1.00 per unit, to accredited investors in December 2007. Each unit consists of one share of common stock and a warrant to purchase one-half, or 50%, of a share of common stock. We paid the Placement Agent a commission of 10% of the funds raised from the investors in the offering plus an expense allowance of $190,000. In addition, the placement agent received warrants to purchase a number of shares of common stock equal to 20% of the shares of common stock included in the units sold to investors in the offering. As a result of the foregoing, the placement agent was paid commissions of $616,000 and received warrants to purchase 1,232,000 shares of common stock in connection with the first and second closings of the offering in December 2007. The placement agent was paid further commissions of approximately $478,100 and received warrants to purchase an additional 956,200 shares of common stock in connection with the third, fourth and fifth closings of the offering which occurred on January 22, 2008, February 6, 2008 and March 31, 2008 respectively.
Spencer Trask and its related entities beneficially owned more than 10% of the Company’s common stock immediately after the reverse merger and to our knowledge continue to do so.

Board Independence
Although we are not currently subject to the listing standards of any exchange or to the SEC rules pertaining to director independence, we believe that Messrs. Grayson and Giresi are “independent” directors as that term is defined by applicable listing standards of the Nasdaq stock market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee definition of Rule 16b-3 promulgated under the Exchange Act. Jeffrey Ross, who is not an independent director, is a member of the Compensation Committee and the Nominating and Corporate Governance Committee of the Board of Directors.
Item 14. Principal Accounting Fees and Services
The following table sets forth the fees we paid to CCR, LLP independent registered public accounting firm, during our fiscal years ended December 28, 2008 and December 30, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other services rendered.

	Year Ended
	December 28, 2008	December 30, 2007
Audit fees (1)	$51,500	$35,344
Audit-related fees (2)	52,500	—
Tax fees (3)	21,428	20,380
All other fees (4)	27,471	70,085

Total fees	$152,899	$125,809

(1)
Audit fees for the year ended December 28, 2008 represent payments made by KnowFat to CCR in 2008 for professional services in connection with the audit of its annual financial statements. The payments were approved by the Audit Committee.

(2)
Audit-related fees for the year ended December 28, 2008 represent payments made by the Company to CCR for its review of the Company’s quarterly reports. The payments were approved by the Audit Committee.

(3)
Tax fees for the year ended December 28, 2008 represent payments made by KnowFat to CCR in 2008 for their preparation of Knowfat’s federal and state income tax returns. The payments were approved by the Audit Committee.

(4)
All other fees for the year ended December 28, 2008 are comprised of (i) $27,471 paid to CCR for professional services in connection with their assistance on the review of the S-1 document, quarterly financial statements and the Current Report on Form 8-K filed on December 26, 2007 in connection with the merger and (ii) $15,000 for accounting assistance prior to the merger. These amounts were approved by the Audit Committee.

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy for pre-approval of audit and permitted non-audit services by the Company’s independent registered public accountants. The Audit Committee will consider annually and, if appropriate, approve the provision of audit services by its external auditor and consider and, if appropriate, pre-approve the provision of certain defined audit and non-audit services. The Audit Committee also will consider on a case-by-case basis and, if appropriate, approve specific engagements that are not otherwise pre-approved.
Any proposed engagement that does not fit within the definition of a pre-approved service may be presented to the Audit Committee for consideration at its next regular meeting or, if earlier consideration is required, to the Audit Committee or one or more of its members. The member or members to whom such authority is delegated shall report any specific approval of services at its next regular meeting. The Audit Committee will regularly review summary reports detailing all services being provided to the Company by its external auditor.
The Audit Committee approved the audit fees, audit-related fees, tax fees and all other fees set forth above for the year ended December 28, 2008.
PART IV
Item 15. Exhibits, Financial Statement Schedules
(b) Index to Exhibits

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFOOD RESTAURANT GROUP, INC.
Date: April 27, 2009	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Naddaff George Naddaff	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 27, 2009

/s/ Charles Cocotas Charles A. Cocotas	President and Chief Operating Officer, Director	April 27, 2009

/s/ Irma Norton Irma Norton	Acting Chief Financial Officer (Principal Financial Officer)	April 27, 2009

/s/ Mark Giresi	Director	April 27, 2009
Mark Giresi

/s/ Robert Grayson	Director	April 27, 2009
Robert Grayson

/s/ Jeffrey Ross	Director	April 27, 2009
Jeffrey Ross

EXHIBITS INDEX

Exhibit
No.	Description

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*