Form 10-K/A
period 2008-12-28
UFood Restaurant Group, Inc.
filed 2009-05-13
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 2
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
Securities registered under Section 12(b) of the Exchange Act:
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
Large accelerated filer ☐       Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $35,440,985 based on the last sale price of the common stock as of June 27, 2008 (the last business day of the most recently completed second fiscal quarter). Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 34,818,490 shares of our Common Stock issued and outstanding as March 20, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Our annual report on Form 10-K of UFood Restaurant Group, Inc. (“UFood”, “we”, “our”, “us”, or the “Company”) for the year ended December 28, 2008, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2009, and Amendment No. 1 was filed on May 1, 2009 to include responses to the items required by Part III. This Amendment No. 2 is being filed solely to correct disclosures relating to the beneficial ownership table in Item 12. This Amendment No. 2 does not reflect events occurring after March 31, 2009, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events, other than with respect to the beneficial ownership table.

PART III
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management.
The following tables set forth certain information regarding the beneficial ownership of our common stock as of April 28, 2009, by (i) each person who, to our knowledge, owns more than 5% of the Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following tables, each person named in the table has sole voting and investment power and that person’s address is c/o UFood Restaurant Group, Inc., 255 Washington Street, Suite 100, Newton, Massachusetts 02458. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 28, 2009 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person.

	Amount and
	Nature of	Percent
	Beneficial	of
Name and Address of Beneficial Owner	Ownership	Class+
George Naddaff(1)	3,834,782	10.4%
Charles A. Cocotas(2)	570,968	1.6%
Robert C. Grayson(3)	151,637	*
Jeffrey Ross(4)	196,965	*
Mark Giresi(5)	51,154	*
Glenn Davis(6)	29,077	*
Eric Spitz(7)	774,888	2.2%

Directors and Executive Officers as a group(1)-(7)	5,609,471	14.8%
Alan Antokal(8)	2,373,029	6.8%
Kevin Kimberlin(9)	4,483,712	12.5%
Spencer Trask Ventures, Inc.
535 Madison Avenue
New York, NY 10022

* Less than one percent
+ Based on 34,818,490 shares of common stock issued and outstanding as of April 28, 2009.
(1)
Includes 1,650,249 shares of Common Stock beneficially owned by Mr. Naddaff. Also includes 184,533 shares of Common Stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 28, 2009 and 2,000,000 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 28, 2009. Does not include 500,000 shares of Common Stock issuable upon exercise of options granted to Mr. Naddaff which will not be exercisable within 60 days of April 28, 2009.

(2)
Consists of 570,968 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 28, 2009. Does not include 134,706shares of Common Stock issuable upon exercise of options granted to Mr. Cocotas which will not be exercisable within 60 days of April 28, 2009.

(3)
Includes 74,815 shares of Common Stock beneficially owned by Mr. Grayson. Also includes 25,668 shares of Common Stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 28, 2009 and $51,134 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 28, 2009. Does not include an additional 53,846 shares of Common Stock issuable upon exercise of options granted to Mr. Grayson which will not be exercisable within 60 days of April 28, 2009.

(4)
Includes 122,646 shares of Common Stock beneficially owned by Mr. Ross. Also includes 18,594 shares of Common Stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 28, 2009 and 55,725 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 28, 2009. Does not include an additional 53,846 shares of Common Stock issuable upon exercise of options granted to Mr. Ross which will not be exercisable within 60 days of April 28, 2009.

(5)
Includes 51,154 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 28, 2009. Does not include an additional 53,846 shares of Common Stock issuable upon exercise of options granted to Mr. Giresi which will not be exercisable within 60 days of April 28, 2009.

(6)
Includes 6,000 shares of Common Stock beneficially owned by Mr. Davis. Also includes 23,077 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 28, 2009. Does not include an additional 26,923 shares of Common Stock issuable upon exercise of options granted to Mr. Davis which will not be exercisable within 60 days of April 28, 2009.

(7)	Includes 774,888 shares of common stock beneficially owned by Mr. Spitz.

(8)
Includes 2,307,677 shares of Common Stock beneficially owned by Mr. Antokal. Also includes 65,352 shares of Common Stock issuable upon exercise of options or warrants currently exercisable or exercisable within 60 days of April 28, 2009.

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

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFOOD RESTAURANT GROUP, INC.

Date:	May 13, 2009	By:	/s/ George Naddaff

George Naddaff
Chairman and Chief Executive Officer

5