Form 10-Q
period 2009-03-29
UFood Restaurant Group, Inc.
filed 2009-05-18
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
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
☐ Yes ☑ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of May 15, 2009, there were 34,818,490 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 29, 2009 and December 28, 2008
Assets

	March 29,	December 28,
	2009	2008
	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$2,902,421	$787,551
Restricted cash	72,671	417,490
Accounts receivable	182,936	152,373
Inventories	108,759	141,807
Prepaid expenses and other current assets	60,751	79,657

Total current assets	3,327,538	1,578,878

Property and equipment:
Equipment	906,810	925,329
Furniture and fixtures	184,997	155,744
Leasehold improvements	1,785,336	1,782,919
Website development costs	27,050	49,389

Total property and equipment	2,904,193	2,913,381
Accumulated depreciation and amortization	1,277,316	1,172,984

Net fixed assets	1,626,877	1,740,397

Other assets:
Deferred financing, net	554,501	—
Goodwill	211,363	211,363
Other	99,800	112,028

Total other assets	865,664	323,391

Total assets	$5,820,079	$3,642,666

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 29, 2009 and December 28, 2008

Liabilities and Stockholders’ Equity (Deficit)

	March 29,	December 28,
	2009	2008
	(unaudited)	(audited)

Current liabilities:
Current portion of long-term debt	$879,834	$883,684
Current portion of capital lease obligations	58,362	61,725
Accounts payable	515,436	614,556
Franchisee deposits	630,000	700,000
Accrued expenses and other current liabilities	220,863	404,908

Total current liabilities	2,304,495	2,664,873

Long-term liabilities:
Long-term debt	3,003,575	349,712
Warrant Liability	262,148	—
Capital lease obligations	75,194	86,619
Other noncurrent liabilities	229,502	225,264

	3,570,419	661,595

Total liabilities	5,874,914	3,326,468

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 34,818,490 shares issued and outstanding	34,818	34,818
Additional paid-in capital	22,269,297	24,998,924
Accumulated deficit	(22,358,950)	(24,717,544)

Total stockholders’ equity (deficit)	(54,835)	316,198

Total liabilities and stockholders’ equity (deficit)	$5,820,079	$3,642,666

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations — Unaudited
For the Three Months Ended March 29, 2009 and March 30, 2008

	Three Months Ended
	March 29,	March 28,
	2009	2008
Revenues:
Store sales	$1,106,675	$1,251,882
Franchise royalties and fees	181,435	73,684

	1,288,110	1,325,566

Costs and expenses:
Store operating expenses:
Cost of goods sold, food and paper products	320,281	350,156
Cost of goods sold	91,859	152,367
Labor	368,850	397,463
Occupancy	156,630	146,091
Other store operating expenses	191,330	255,740
General and administrative expenses	878,286	1,484,388
Advertising, marketing and promotion expenses	44,657	184,256
Depreciation and amortization	105,880	124,907
Loss on disposal of assets	5,058	2,509

Total costs and expenses	2,162,831	3,097,877

Operating loss	(874,721)	(1,772,311)

Other income (expense):
Other income	86,219	—
Interest income	3,382	15,460
Interest expense	(15,310)	(26,187)

Other income (expense), net	74,291	(10,727)

Loss before income taxes	(800,430)	(1,783,038)
Income taxes	—	—

Net loss	$(800,430)	$(1,783,038)

Weighted average number of shares outstanding-basic and diluted	34,818,490	31,047,693

Basic and diluted loss per share	$(0.02)	$(0.06)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows — Unaudited
For the Three Months Ended March 29, 2009 and March 30, 2008

	Three Months Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net loss	$(800,430)	$(1,783,038)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105,880	124,907
Amortization of the beneficial conversion feature	4,881	—
Deferred financing costs, net	(531,673)	3,968
Provision for doubtful accounts	30,000	—
Stock-based compensation	98,347	104,073
Change in value of warrant liability	(91,100)	—
Loss on disposal of assets	5,058	2,509
Non-cash promotion expenses	129,095	71,000
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(60,563)	(313,262)
Inventories	33,048	11,031
Prepaid expenses and other current assets	18,906	(145,356)
Other assets and noncurrent liabilities	(10,600)	29,101
Accounts payable	(99,121)	(467,293)
Franchisee deposits	(70,000)	315,000
Accrued expenses and other current liabilities	(195,804)	362,359

Net cash used in operating activities	(1,434,076)	(1,685,001)

Cash flows from investing activities:
Proceeds from the disposal of assets	5,000	—

Acquisition of property and equipment	(2,417)	(35,368)

Net cash provided by investing activities	2,583	(35,368)

Cash flows from financing activities:
Proceeds from issuance of debenture	3,315,000	2,468,004
Payments on long-term debt	(98,668)	(146,111)
Payments on capital lease obligations	(14,788)	(14,944)
(Increase) decrease in restricted cash	344,819	77,966

Net cash provided by financing activities	3,546,363	2,384,915

Increase in cash and cash equivalents	2,114,870	664,546
Cash and cash equivalents — beginning of year	787,551	3,352,201

Cash and cash equivalents — end of period	$2,902,421	$4,016,747

See accompanying notes.

UFOOD RESTAURANT GROUP, INC.
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the three months ended March 29, 2009
(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, December 28, 2008	34,818,490	$34,818	$24,998,924	$(24,717,544)	$316,198

Cumulative effect of a change in accounting principle — reclassification of warrants to warrant liabilities	—	—	(3,512,272)	3,159,024	(353,248)

Issuance of warrants in connection with debentures	—	—	571,200	—	571,200

Stock issued for marketing and promotional services	—	—	113,098	—	113,098
Employee stock-based compensation	—	—	98,347	—	98,347
Net loss for the quarter ended March 29, 2009	—	—	—	(800,430)	(800,430)

Balance, April 4, 2009	34,818,490	$34,818	$22,269,297	$(22,358,950)	$(54,835)

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
1.	Nature of Operations and Basis of Presentation

Nature of Operations

UFood Restaurant Group, Inc. was incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, UFood was a development stage company headquartered in Vancouver, Canada. As Axxent Media Corp., the Company’s business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, the Company changed its name to UFood Franchise Company, Inc., and on September 25, 2007, changed its name to UFood Restaurant Group, Inc. (“UFood” or “the Company”).

On December 18, 2007, (“the Merger Date”) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (“KnowFat”). Following the merger (“the Merger”), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of March 29, 2009, the Company’s operations consisted of four company-operated restaurants and eight franchise-operated locations. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at March 29, 2009, and the results of its operations and cash flows for the three months ended March 29, 2009 and March 30, 2008. The results of operations for the three months ended March 29, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 28, 2008 included in the Company’s Annual Report on Form 10-K filed on March 31, 2009.

2.	Summary of Significant Accounting Policies

Fiscal Quarters

In 2009, our fiscal quarters end on March 29th, June 28th, September 27th, and December 27. In 2008, our fiscal quarters end on March 30 th, June 29 th , September 28 th and December 28 th .

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

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
Reclassifications

Certain reclassifications have been made to conform previously reported data to the current presentation.

Deferred Financing Costs

Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $3,968 for the quarters ended March 29, 2009 and March 30, 2008, respectively, and is included in interest expense.

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

In August 2008, the Company completed the conversion of three of its Company-owned stores from KnowFat! locations to UFood Grill outlets, including two stores that have goodwill associated with them. Following the store conversions, the Company tested the carrying value of the store’s goodwill for impairment as of the first day of the fourth quarter and determined that there was no impairment. For purposes of estimating each store’s future cash flows, the Company assumed that comparable store sales would increase by approximately 4% per year; store operating expenses as a percentage of the store’s revenues would decrease by a total of 1-1/2% of sales per year due to labor and purchasing efficiencies; and the terminal value of each store was calculated using a 20% capitalization rate applied to the final year’s estimated cash flow. The present value of each restaurant’s estimated future cash flows was calculated using a discount rate of 8%. Following the impairment test performed as of the first day of the fourth quarter, economic conditions in the United States have worsened. The U.S. Government and Federal Reserve have provided an unprecedented level of financial support to U.S. financial institutions, unemployment has risen, home foreclosures have increased, mortgage delinquency rates have increased, credit markets have tightened, volatility in the equity markets has continued and the National Bureau of Economic Research announced that the United States economy has been in recession for almost a year. These factors have all contributed to economic uncertainty and a decrease in consumer spending which in turn has contributed to a decline in sales at Company-owned stores. According to The Conference Board, Inc., the decline in real consumer spending experienced in the third and fourth quarters of 2008 are expected to last through the first half of 2009. As a result of these factors and the uncertainty surrounding the level of economic activity in 2009 and beyond, the Company tested the carrying value of the stores’ goodwill in December 2008 and determined that the carrying amount of the goodwill attributable to our store operations exceeded its implied fair value and recognized a non-cash impairment charge of $765,772. For purposes of its mid-December 2008 impairment test, the Company assumed that comparable store sales will decline by 6% in 2009 and increase by 2.5% per year thereafter and store operating expenses will continue at their current level as a percentage of store revenues. As a result of the economic uncertainty that currently exists, the Company’s estimate of future cash flows did not include an estimate of the restaurant’s terminal value since the Company cannot be certain that a buyer could be found for the restaurant at the end of the lease term. The present value of the estimated future cash flows was calculated using a 7% discount rate reflecting the recent decrease in long-term interest rates. Following the non-cash impairment charge, the carrying value of goodwill attributable to our store operations segment is $75,363. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
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

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
Stock-Based Compensation

The Company maintains two stock-based incentive plans. The Company grants options to purchase common stock at an option price equal to the market value of the stock at the date of grant. Options generally vest over a three year period beginning on the date of grant and have a ten year contractual term.

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

Stock-based compensation expense recognized during the three months ended March 29, 2009 totaled approximately $98,347 for stock options. Stock-based compensation expense recognized during the three months ended March 30, 2008 total approximately $104,073 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Recent Accounting Pronouncements

Adoption of New Accounting Principle

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

In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives included in the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our future consolidated financial statements.

In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock , (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The application of EITF 07-5 has had a material impact on the Company’s financial statements, resulting in unrealized, non-operating gains from the change in the fair value of derivative warrant liabilities in the Consolidated Statement of Operations of $91,100 for the quarter ended March 29, 2009.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
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

In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3) clarifies the application of FAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company will comply with the clarification to the original application.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The company is currently evaluation the requirements of these additional disclosures.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
3.	Long Term Debt and Warrants

2008 Investor Warrants

On December 18 and 21, 2007, January 22, 2008, February 6, 2008, March 30, 2008; UFood Restaurant Group, Inc. (the “ Company”) sold 5,720,000, 440,000, 863,000, 1,927,000, and 1,991,000 units (“Units”), respectively, of its securities at a price of $1.00 per Unit, in connection with five separate closings (the “Closings”) of its private placement of securities (the “Offering”). Each Unit consists of one share of common stock of the Company, par value $.001 per share (“Common Stock”), and a warrant to purchase one-half of one share of Common Stock (the “2008 Investor Warrants”). A total of 5,470,500 2008 Investor Warrants were issued in conjunction with the closings.

The 2008 Investor Warrants provide for the purchase of shares of Common Stock for five years at an original exercise price of $1.25 per share. The 2008 Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price or by “cashless exercise” to the extent that a registration statement covering the shares of Common Stock underlying the 2008 Investor Warrants is not in effect following the one year anniversary of issuance. A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the 2008 Investor Warrants in cash, the holder will forfeit a number of shares underlying the 2008 Investor Warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive additional proceeds to the extent that 2008 Investor Warrants are exercised by cashless exercise. As a result of the Company’s recent private placement, the exercise price of the 2008 Investor Warrants was reduced to $.059 pursuant to the terms of such warrants.

The exercise price and number of shares of Common Stock issuable on exercise of the 2008 Investor Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. The 2008 Investor Warrants are also subject to a weighted average price protection for the term of the Investor Warrants.

Through March of 2008, the Company paid the placement agent retained in connection with the Offering (the “2008 Placement Agent”) a commission of 10% of the funds raised from the investors in connection with the Closings. In addition, the 2008 Placement Agent received warrants (the “2008 Placement Agent Warrants”) to purchase a number of shares of Common Stock equal to 20% of the shares of Common Stock included in the Units sold to investors. As a result of the foregoing, the 2008 Placement Agent was paid commissions of $1,294,100 and received warrants to purchase 2,988,200 shares of Common Stock. The terms of these warrants were similar to those of the 2008 Investor Warrants, except that they had a seven-year term and $1.00 original exercise price. As a result of the Company’s recent private placement, the exercise price of the 2008 Placement Agent Warrants was reduced to $.049 pursuant to the terms of such warrants.

The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by EITF No. 07-5, Determining Whether and Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. The derivative is accounted for and classified as a “Derivative Warrant Liability” within the Current Liabilities section of the Consolidated Balance Sheet. The change in the fair value of the derivative is included within “Other Income (Loss)” in the Consolidated Statements of Operations. The change in the fair value of the derivative instrument affects the “Change in Fair Value of Derivative Warrant Liability” line in the “Cash Flows from Operating Activities” section of the Consolidated Statements of Cash Flows.

At the date of issuance of the 2008 Investor and Placement Agent Warrants, based upon evaluation under applicable SFAS 133 guidance, the Company initially determined that the financial instrument did not constitute a derivative, and, accordingly, reflected the balance within additional paid-in capital as of December 28, 2008 in the Company’s Form 10-K. During the quarter ended March 29, 2009, the Company re-assessed this categorization based upon the clarified “indexed to an entity’s own stock” criteria specified within EITF 07-5, which is effective for fiscal years beginning after December 15, 2008, and concluded that the financial instrument constituted a derivative. The aggregate fair value of the derivative at inception was determined to be $3,512,272, which was recorded as a derivative liability during the quarter ended March 29, 2009. At December 29, 2008, the aggregate fair value of the derivatives was $353,248. The decrease in the fair value of the derivative in the aggregate amount of $3,159,024 upon adoption of EITF 07-5 for the year ended December 28, 2008 was recorded in the Consolidated Statements of Changes in Stockholders’ Equity as a cumulative adjustment gain on derivative during the quarter ended March 29, 2009.

At March 29, 2009, the aggregate fair value of the derivative was $262,148. The decrease in the fair value of the derivative in the aggregate amount of $91,100 was recorded in the Consolidated Statements of Operations as a gain on derivative during the quarter ended March 29, 2009.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
The derivative is not intended to hedge any specific risk exposures, such as fluctuating interest rates, exchange rates, commodity prices, etc. Therefore, the derivative constitutes neither a cash flow hedge, nor a fair value hedge. The volume of derivative activity relates solely to the derivative warrant liability instrument itself, and changes in fair value thereon.

Tabular disclosure of the fair value of the derivative instrument in the Consolidated Balance Sheets, and the effect of the derivative instrument on the Consolidated Balance Sheets follows:

	As of March 29, 2009
	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under FAS 133:
None

Derivatives not designated as hedging instruments under FAS 133:
Derivative Warrant Liability	Other Liabilities	$262,148

Total derivatives		$262,148
The effect of the derivative instrument on the Consolidated Statements of Operations for the Quarter Ended March 29, 2009 follows:

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income on
	Recognized in Income on	Derivative
	Derivative	Quarter Ended March 29, 2009
Derivatives not designated as hedging instruments under FAS 133:
Derivative Warrant Liability	Other Income (Expense)	$91,100

Total		$91,100
The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of the warrant liability was estimated on the date of issuance, as of December 29, 2008, and as of March 29, 2009, using the following assumptions:

	At Issuance	December 29, 2008	March 29, 2009
Expected term (years)	5 -7 Years	5 -7 Years	5 -7 Years
Expected volatility	32.34%	34.87%	37.20%
Risk-free interest rate	2.46%	1.55%	1.52%
Expected annual dividend	0.00%	0.00%	0.00%
The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative at December 29, 2008, and for the quarter ended March 29, 2009:

Balance as of December 28, 2008	$—
Fair Value of Warrant Liability at Issuance	3,512,272
Decrease in Fair Value at December 29, 2008	(3,159,024)
Decrease in Fair Value During Quarter Ended March 29, 2009	(91,100)
Balance as of March 29, 2009	$262,148

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
2009 Warrants

On March 19, 2009, the Company sold 8% Senior Secured Convertible Debentures (the “Debentures”) to investors in the principal amount of $3,315,000 and issued warrants (the “2009 Warrants” and, collectively with the Debentures, the “Securities”) to purchase 12,750,000 shares of our common stock to such investors in connection with first closing of our private placement of securities (the “ 2009 Offering”).

The Company paid Garden State Securities, Inc., the placement agent retained in connection with the 2009 Offering (the “2009 Placement Agent”) (i) a commission of 10% of the aggregate subscription amount of the Securities sold in the 2009 Offering, plus (ii) $50,000 for its legal fees and expenses, plus (iii) a non-accountable expense allowance equal to 3% of the aggregate subscription amount of the Securities sold in the 2009 Offering. In addition, the 2009 Placement Agent (or its assigns) received warrants (the “2009 Placement Agent Warrants”) to purchase a number of shares of common stock equal to twenty percent (20%) of the maximum number of shares of common stock underlying the Debentures and Warrants sold in the Offering. As a result of the foregoing, the 2009 Placement Agent was paid a commission of $587,400 plus a non-accountable expense allowance of $176,220 and received warrants to purchase 5,100,000 shares of Common Stock for March 2009 first closing, and 3,936,923 for April 2009 second and final closing in connection with the 2009 Offering. The terms of these warrants were similar to those of the 2009 Warrants.

In conjunction with the debentures and the 2009 Warrants, the Company recorded debt discount of $571,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. For the quarter ended March 29, 2009, the Company recorded interest expense of $4,881 in conjunction with accreting the debt discount on the warrants and the beneficial conversion feature over the debt term.

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

There were no grants made during the three months ended March 29, 2009. The fair value of each stock option granted during the three months ended March 30, 2008 was estimated on the date of grant using the following assumptions:

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

The 2004 Plan

Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 304,702 shares of common stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. There were no options granted or exercised, however there were 82,347 options forfeited under the 2004 Plan during the three months ended March 29, 2009. At March 29, 2009, there were 222,355 options outstanding under the 2004 Plan. All of the outstanding options are exercisable as of March 29, 2009. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at March 29, 2009.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
The 2007 Plan

There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 6,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. At March 29, 2009, there are 2,410,920 stock options outstanding under the 2007 Plan. The outstanding stock options have a weighted average exercise price of $1.07 per share, have a contractual term of 10 years and vest over three years. An additional 478,500 options will vest in fiscal 2009 and 538,000 and 23,615 options will vest in fiscal 2010 and 2011, respectively.

Activity under the 2007 Plan for the three months ended March 29, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 29, 2008	2,845,920	$1.07	9.1	$-0-
Granted	—	—	—
Exercised	—	—	—
Forfeited	(435,000)	1.22	—

Outstanding at March 29, 2009	2,410,920	$1.07	8.8	$-0-

Exercisable at March 29, 2009	1,370,805	$1.05	8.8	$-0-

The options outstanding and exercisable at March 29, 2009 were as follows:

		Weighted
		Average
Options Outstanding		Remaining	Options Exercisable
Number of	Exercise	Contractual	Number of	Exercise
Options	Price	Term	Options	Price

1,700,000	$1.00	8.75	1,041,667	$1.00
629,000	1.22	8.92	247,218	1.22
81,920	1.23	9.08	81,920	1.23

2,410,920		8.8	1,370,805

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.26 as of March 29, 2009 which would have been received by the options holders had all option holders exercise their options as of that date. There are no in-the-money options exercisable as of March 29, 2009.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
At March 29, 2009 there was $410,733 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately 2 years.

On May 1, 2008, the Company’s board of directors approved the grant of 1,000,000 non-qualified stock options to George Naddaff our Chairman and CEO. The options have an exercise price of $1.23 per share, are exercisable for 10 years and are fully vested. The Company recognized a compensation expense of $699,933 in connection with this option award. The Company’s board of directors also approved on the same date, a grant of 300,000 non-qualified stock options to Charles Cocotas, President and COO. The options have an exercise price of $1.23 per share, are exercisable for 10 years and will vest over the remaining term of his employment agreement.

5.	Income Taxes

The Company applies the provisions of FIN No. 48 which requires that the impact of tax positions taken by the Company be recognized in the financial statements if they are more likely than not of being sustained based upon the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.

No provision for current income taxes has been recorded for 2009 and 2008 due to the Company’s cumulative net losses. Significant components of deferred tax assets are net operating loss carryforwards, start-up costs and organizational costs capitalized for tax purposes, and deferred revenue. Significant component of deferred tax liabilities is depreciation of property and equipment.

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

The Company’s income tax returns have not been audited by the Internal Revenue Service (IRS) or any state taxing authority. The years 2006 through 2008 remain open to examination by the IRS and state taxing authority. The Company believes it is not subject to any tax exposure beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.

6.	Commitments and Contingencies

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

BAA Boston, Inc., Default Claim

KFLG Watertown, Inc. (KFLG) d/b/a KnowFat Lifestyle Grille and or KnowFat Franchise Company, Inc., our wholly-owned subsidiary, received a Default Letter and Notice of Liquidated Damages on September 28, 2007, as well as several other follow up notices of default (collectively, the Default Letters) from BAA Boston, Inc. (BAAB) claiming certain defaults under KFLG’s Sublease Agreement with BAAB for retail premises (the Premises) at Logan International Airport in Boston, Massachusetts (the Sublease Agreement). The Default Letters claimed that KFLG was in default of its obligations under the Sublease Agreement due to, among other things, KFLG’s failure to timely open the Premises for business. The Default Letters demanded that KFLG pay $104,000 in liquidated damages to BAAB and pay legal fees and expenses of BAAB in the amount of $48,000. The Company has resolved this matter and the Default Letters have been rescinded.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
Subcontractors’ Claims

In connection with the build-out of the Premises, several of the subcontractors that performed work at the Premises claimed that the general contractor failed or refused to pay amounts due them. Accordingly, such subcontractors asserted mechanic’s liens totaling $253,431 (“the Lien Amounts”) against our leasehold interest in the Premises. In April 2008, pursuant to the terms of the Sublease Agreement, we obtained target lien dissolution bonds in order to dissolve the liens against our leasehold interest in the Premises. The lien bond surety required the Company to post cash collateral in the amount of 120% of the Lien Amounts. The general contractor on the project was responsible for the amounts claimed by the subcontractors and was previously forced into involuntary bankruptcy. We have paid the general contractor and intend to assert claims against the general contractor for, among other things, the amounts claimed by the subcontractors. In January, 2009, we settled with the subcontractors. The subcontractor liens have been removed and the bond and cash collateral related to this matter have been released.

7.	Supplemental Disclosures of Cash Flow Information:

	2009	2008

Cash paid during the period for interest	$11,635	$25,529
Change in value of warrant liability	(86,219)	—
Beneficial conversion feature of warrants	571,200	—

8.	Earnings per share

The amounts used for basic and diluted per share calculations are as follows:

	2009	2008
Net loss allocable to common stockholders	$(880,430)	$(1,783,038)

Weighted average number of shares outstanding — basic and diluted	34,818,490	31,047,693

Basic and diluted per common share	$(0.02)	$(0.06)

The diluted earnings (loss) per share is the same as our basic loss per share since the effect of the assumed exercise of options and warrants to purchase common stock is anti-dilutive. A total of 36,027,816 and 976,261 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the three months ended March 29, 2009 and March 30, 2008, respectively, because their inclusion would have been anti-dilutive.

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
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

Segment information for the Company’s two business segments follows:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Revenues:
Store operations	$1,106,675	$1,251,882
Franchise operations	181,435	73,684

Total revenue	$1,288,110	$1,325,566

Segment loss:
Store operations	$(116,434)	$(102,166)
Franchise operations	(77,837)	(767,440)

Total segment loss	$(194,271)	$(869,606)

Advertising, marketing and promotion	$44,657	$184,256
Depreciation and amortization	105,880	124,907
Unallocated general and administrative expenses	524,856	546,033
Interest (income) expense	(74,293)	10,727
Loss on disposal of assets	5,058	2,509

Net loss	$(800,430)	$(1,738,038)

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited
10.	Subsequent Events

On April 20, 2009, the Company sold an additional $2,559,000 of Senior Secured Convertible Debentures (“the Debentures”) in connection with the final closing of its private offering to accredited investors. The Company had a previous closing on March 19, 2009 in the amount of $3,315,000 for a total of $ 5,874,000 of convertible debentures. The debentures bear interest at a rate of 8% and are due three years from the date they are issued. The Debentures are convertible into shares of common stock at $0.13 per share. In addition, each investor will receive 5-year detachable Warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. Interest on the Debentures a rate of 8% per annum is payable on a quarterly basis. Subject to certain conditions, the Company has the right to pay interest on the Debentures in either cash or shares of Common Stock, or in a combination of cash and Common Stock. After the one year anniversary of the Closing, the Company has the right to redeem the Debentures at a 20% premium, subject to certain conditions. Subject to certain conditions, the Company has the right to force conversion of the Debenture into shares of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission covering all shares of Common Stock issuable upon conversion of the Debentures and/or exercise of the Warrants.

The Company retained a placement agent to sell the Investor Notes and paid the Placement Agent (i) a commission of 10% of the aggregate subscription amount of the securities sold in the offering, plus (ii) $50,000 for its fees and expenses, plus (iii) an expense allowance equal to 3% of the aggregate subscription amount of the securities sold in the offering. In addition, the placement agent (or its assigns) received warrants to purchase a number of shares of common stock equal to twenty percent (20%) of the maximum number of shares of common stock underlying the securities sold in the offering. As a result of the foregoing, the placement agent was paid a commission of $763,620 and received warrants to purchase 9,036,023 shares our common stock in connection with the offering.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 and elsewhere in this report.
The information contained in this Report on Form 10-Q and in other public statements by the Company and Company Officers include or may contain forward-looking statements. All statements other than statements of historical facts contained in this Report on Form 10-Q, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. The words “anticipate,” “believe,” “estimate,” “will,” “may,” “future,” “plan,” “intend,” and “expect” and similar expressions generally identify forward-looking statements. Although we believe that our plans, intentions and expectations reflected in the forward-looking statements are reasonable, we cannot be sure that they will be achieved. Actual results may differ materially from the forward-looking statements contained herein due to a number of factors.
Overview
Our operations currently consist of twelve restaurants in the Boston area, Naples, FL, Chicago, IL and Sacramento, CA, Draper, UT, Dallas Forth Worth, TX; comprising four Company-owned restaurants and eight franchise-owned locations. We have entered into a total of six area development agreements covering 68 franchise units in nine states (California, Colorado, Florida, Illinois, Idaho, Montana, Texas, Utah and Wyoming), including seven of the eight franchise locations currently open and operating, and requiring the construction by franchisees of 60 future UFood Grill outlets. During the three months ended March 29, 2009, one franchisee-owned location in Bedford, Massachusetts closed and three franchisee-owned locations opened in Chicago, IL, Draper, UT and Dallas/ FW, TX.
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
Critical Accounting Policies & Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the three months ended March 29, 2009 and March 30, 2008 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
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
Following the impairment test performed as of the first day of the fourth quarter, economic conditions in the United States have worsened. The U.S. Government and Federal Reserve have provided an unprecedented level of financial support to U.S. financial institutions, unemployment has risen, home foreclosures have increased, mortgage delinquency rates have increased, credit markets have tightened, volatility in the equity markets has continued and the National Bureau of Economic Research announced that the United States economy has been in recession for almost a year. These factors have all contributed to economic uncertainty and a decrease in consumer spending which in turn has contributed to a decline in sales at Company-owned stores. According to The Conference Board, Inc., the decline in real consumer spending experienced in the third and fourth quarters of 2008 are expected to last through the first half of 2009. As a result of these factors and the uncertainty surrounding the level of economic activity in 2009 and beyond, the Company tested the carrying value of the stores’ goodwill in December 2008 and determined that the carrying amount of the goodwill attributable to our store operations exceeded its implied fair value and recognized a non-cash impairment charge of $765,772. For purposes of its mid-December 2008 impairment test, the Company assumed that comparable store sales will decline by 6% in 2009 and increase by 2.5% per year thereafter and store operating expenses will continue at their current level as a percentage of store revenues. As a result of the economic uncertainty that currently exists, the Company’s estimate of future cash flows did not include an estimate of the restaurant’s terminal value since the Company cannot be certain that a buyer could be found for the restaurant at the end of the lease term. The present value of the estimated future cash flows was calculated using a 7% discount rate reflecting the recent decrease in long-term interest rates. Following the non-cash impairment charge, the carrying value of goodwill attributable to our store operations segment is $75,363 carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.

Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Revenues:
Store sales	85.9%	94.4%
Franchise royalties and fees	14.1	5.6
Other revenue	—	—

	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Cost of food and paper products (2)	32.9%	34.4%
Cost of goods sold	8.3	12.2
Labor	33.3	31.7
Occupancy	14.2	11.7
Other store operating expenses	17.3	20.4
General and administrative expenses	68.2	112.0
Advertising, marketing and promotion expenses	3.5	13.9
Depreciation and amortization	8.2	9.4
Loss on disposal of assets	0.4	0.2

Total costs and expenses	167.9	233.7

Operating loss	(67.9)	(133.7)

Other income (expense):
Other income	6.7	—
Interest income	0.3	1.2
Interest expense	(1.2)	(2.0)

Other income (expense), net	5.8	(0.8)

Loss before income taxes	(62.1)	(134.5)
Income taxes	—	—

Net loss	(62.1)%	(134.5)%

(1)	As a percentage of store sales.
(2)	As a percentage of only restaurant sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Three Months Ended
	March 29,	March 30,
	2009	2008
Company-owned locations:
Locations at the beginning of the year	5	4
Locations opened	—	—
Locations closed (1)	1	—
Locations sold	—	—
Locations transferred	—	1

Locations at the end of the period	4	5

Franchise-owned locations:
Locations at the beginning of the year	5	4
Locations opened	3	—
Locations closed	—	—
Locations sold	—	—
Locations transferred (1)	—	(1)

Locations at the end of the period	8	3

System-wide locations
Locations at the beginning of the year	10	8
Locations opened	3	—
Locations closed	1	—
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the period	12	8

(1)	During the three months ended March 30, 2008, the Company agreed to operate one franchise-owned location pursuant to the terms of a management services agreement. This store was closed on March 27, 2009.
Three Months Ended March 29, 2009 Compared to Three Months Ended March 30, 2008
General
For the three months ended March 29, 2009, our comparable store sales for Company owned stores decreased by 12.4%. System-wide comparable store sales for the quarter decreased by 15.4%. The decrease in comparable store sales was primarily attributable to the economic downturn the whole nation is experiencing; in particular the restaurant industry has been affected by the reduction of discretionary income due to the historical high employment rates. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Total revenues for the three months ended March 29, 2009 decreased by $37,456, or 2.8%, to $1,288,110 from $1,325,566 from the three months ended March 30, 2008. The decrease in total revenues for the three months ended March 29, 2009, as compared to the prior year was primarily due to the decrease in comparable store sales for Company-operated stores, partially off set by the increase in franchise fees revenue.
Sales at Company-operated stores for the three months ended March 29, 2009 decreased by $145,207, or 11.6%, to $1,106,675 from $1,251,882 for the three months ended March 30, 2008. As a percentage of total revenues, sales at Company-operated stores decreased to 85.9% of total revenues for the three months ended March 29, 2009 from 94.4% of total revenues for the three months ended March 30, 2008. The decrease in sales at Company-operated stores for the three months ended March 29, 2009 was primarily due to the decrease in comparable store sales.
During the three months ended March 29, 2009, franchise royalties and fees increased $107,751, or 146.2% to $181,435 from $73,684 for the three months ended March 30, 2008 due to an increase in franchise fees for the opening of three new franchisee-owned stores, partially off set by the decrease in royalties. During the three months ended March 30, 2008, the Company did not recognize any franchise fees.

Costs and Expenses
Cost of food and paper products for the three months ended March 29, 2009 decreased by $29,875, or 8.5%, to $320,281 from $350,156 for the three months ended March 30, 2008. As a percentage of store sales, food and paper products decreased to 32.9% of store sales for the three months ended March 29, 2009 from 34.4% of store sales for the three months ended March 30, 2008. The decrease in food and paper products was primarily attributable to improved cost controls and slightly lower meat prices.
Labor expense for the three months ended March 29, 2009 decreased by $28,613, or 7.2%, to $368,850 from $397,463 for the three months ended March 30, 2008. The decrease in labor expense was primarily attributable to a reduction on total man hours worked. As a percentage of store sales, labor expense increased to 33.3% of store sales for the three months ended March 29, 2009 from 31.7% of store sales for the three months ended March 30, 2008. The increase in labor expense as a percentage of store sales for the three months ended March 29, 2009 was primarily due to the decrease in comparable store sales.
Occupancy costs for the three months ended March 29, 2009 increased by $10,539, or 7.2%, to $156,630 from $146,091 for the three months ended March 30, 2008. The increase in occupancy costs was primarily attributable to a increase in common area charges from our landlords, and during the three months ended on March 29, 2009 we were operating a franchisee-owned location pursuant to a management service agreement for three months versus only two months in the prior period. As a percentage of store sales, occupancy costs increased to 14.2% of store sales for the three months ended March 29, 2009 from 11.7% of store sales for the three months ended March 30, 2008. This increase is attributable to the decrease in comparable store sales.
Other store operating expenses for the three months ended March 29, 2009 decreased by $64,410, or 25.2%, to $191,330 from $255,740 for the three months ended March 30, 2008. The decrease in other store operating expenses was primarily due to a slight reduction in electricity and gas rates compared to the same period the prior year .The primary reason for the reduction of operating expenses was due to better operational controls. As a percentage of store sales, other store operating expenses decreased to 17.3% of store sales for the three months ended March 29, 2009 from 20.5% of store sales during the three months ended March 30, 2008.
General and administrative expenses for the three months ended March 29, 2009 decreased by $606,102 or 40.8%, to $878,286 from $1,484,388 for the three months ended March 30, 2008. The decrease in general and administrative expenses for the three months ended March 29, 2009 compared to the same period in the prior year is primarily due to the reduction in investor relations expenses, payroll, and consulting expenses. Also, in the prior year we had other costs associated with the settlement of a dispute with a former franchisee. As a result of the foregoing, general and administrative expenses decreased to 68.2% of total revenues during the three months ended March 29, 2009 from 112.0% of total revenues for the three months ended March 30, 2008.
Advertising, marketing and promotion expenses for the three months ended March 29, 2009 decreased by $139,599, or 75.8%, to $44,657 from $184,256 for the three months ended March 30, 2008. The decrease in advertising, marketing and promotion expenses was primarily due to the decrease in expenses incurred in connection with the planned conversion of franchisee-owned and company-operated stores operating under the KnowFat! tradename to stores operating under the UFood Grill tradename compared to the prior year. As a percentage of total revenues, advertising, marketing and promotion expenses decreased to 3.5% of total revenues in the three months ended March 29, 2009 from 13.9% of total revenues in the three months ended March 30, 2008.
Depreciation and amortization expense for the three months ended March 29, 2009 decreased by $19,027, or 15.2%, to $105,880 from $124,907 for the three months ended March 30, 2008. Depreciation and amortization expense decreased primarily due to a reduction in assets resulting from a non-cash impairment of long-lived assets charge of $1,249,150 recorded during the fourth quarter of 2008. As a percentage of total revenues, depreciation and amortization expense decreased to 8.2% of total revenues for the three months ended March 29, 2009 from 9.4% of total revenues for the three months ended March 30, 2008.
Net other income for the three months ended March 29, 2009 increased by $85,018, to $74,291 income, from $10,727 expense for the three months ended March 30, 2008. As a percentage of total revenues, net other income increased to 5.8% of total revenues for the three months ended March 29, 2009 from 0.8% of total revenues for the three months ended March 30, 2008. The increase in net other income was primarily due to the change in the value of the warrant liability and the decrease of interest payments due to lower debt amount this year than the prior year for the same period.
Our net loss for the three months ended March 29, 2009 decreased by $982,608, or 55.1%, to $800,430, from $1,783,038 for the three months ended March 30, 2008. Our net loss decreased primarily due to the decrease in general and administrative expenses , advertising, marketing and promotion expenses As a percentage of total revenues, our net loss decreased to 62.1% of total revenues for the three months ended March 29, 2009 from 134.5% of total revenues for the three months ended March 30, 2008.

Liquidity and Capital Resources
Cash and cash equivalents and restricted cash at March 29, 2009 were $2,975,092 compared to $1,205,041 at December 28, 2008. Cash is primarily used to fund our (i) capital expenditures for new and remodeled company-owned stores, (ii) acquisitions of franchise-operated stores, (iii) working capital requirements and (iv) net operating losses.
During the three months ended March 29, 2009, the Company sold $3,315,000 of Senior Secured Convertible Debentures (the Debentures) in a private offering to accredited investors. The Company received net cash proceeds of approximately $2,844,050. The debentures bear interest at a rate of 8% and are due three years from the date they are issued. The Debentures are convertible into shares of common stock at $0.13 per share. In addition, each investor will receive 5-year detachable Warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. Interest on the Debentures bear a rate of 8% per annum and is payable on a quarterly basis. Subject to certain conditions, the Company has the right to pay interest on the Debentures in either cash or shares of Common Stock, or in a combination of cash and Common Stock.
At March 29, 2009, we had working capital of $1,023,043 compared to negative working capital of $1,085,995 at December 28, 2008. The increase in working capital was primarily due to an increase in cash and cash equivalents due to net cash proceeds received from the Senior Secured Convertible Debentures in the amount of $3,315,000.
We used $1,434,076 of cash to fund our operating activities in the three months ended March 29, 2009 compared with $1,685,001 of cash used to fund our operating activities in three months ended March 30, 2008. The decrease in cash used to fund our operating activities was primarily due to reductions in operating losses, accounts receivable, and prepaids mostly off set by an increase in financing costs, and a reduction in franchisee deposits, and a reduction in accrued expenses and other liabilities.
During the three months ended March 29, 2009, we spent $2,417 for the acquisition of equipment compared with $35,368 spent for the acquisition of equipment during the three months ended March 30, 2008.
During the three months ended March 29, 2009, financing activities provided $3,546,363 of cash, primarily due to cash proceeds received from the sale of Senior Secure Convertible Debentures described above and the release and usage of restricted cash partially offset by payments on long-term debt. During the three months ended March 30, 2008, the financing activities provided $2,384,915 primarily due to the sale of 2,291,000 units of our securities.
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
The following table sets forth information as of March 29, 2009 with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

		Less Than		1 Year to	4 Years to	More than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$4,145,557	$879,834	(1)	$3,265,723	$—	$—
Capital leases	133,556	58,362		75,194		—
Operating leases	3,586,196	465,018		1,218,229	1,273,600	629,349

(1)	During the three months ended March 29, 2009, the Company repaid $103,549 of its long-term debt. Long-term debt due in less than 1 year includes $450,000 that becomes due upon the sale of the Company’s Landmark Center restaurant and store. The Company currently has no plans to sell its Landmark Center unit.

Our capital requirements, including development costs related to the opening or acquisition of additional stores and maintenance and remodel expenditures, have and will continue to be significant. Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We have incurred significant operating losses since inception and expect to incur a significant operating loss in 2009.
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
In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives included in the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on our future consolidated financial statements.
In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock , (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The application of EITF 07-5 has had a material impact on the Company’s financial statements, resulting in unrealized, non-operating gains from the change in the fair value of derivative warrant liabilities in the Consolidated Statement of Operations of $91,100 for the quarter ended March 31, 2009.

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
In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3 clarifies the application of FAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company will comply with the clarification to the original application.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 30, 2009. The company is currently evaluating the requirements of these additional disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of March 29, 2009, our Chief Executive Officer (CEO) and Acting Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, except for the material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in the Company’s internal controls during the first fiscal quarter ended March 29, 2009 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of March 29, 2009 based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal controls over financial reporting were not effective as of March 29, 2009 and that a material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting following the reverse merger on December 18, 2007. A contributing factor to our internal control deficiencies is the Company’s small size and the lack of sufficient resources to perform the testing of internal controls within the prescribed time frame. As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
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
Subcontractors’ Claims
In connection with the build-out of the Premises, several of the subcontractors that performed work at the Premises claimed that the general contractor failed or refused to pay amounts due them. Accordingly, such subcontractors asserted mechanic’s liens totaling $253,431 (“the Lien Amounts”) against our leasehold interest in the Premises. In April 2008, pursuant to the terms of the Sublease Agreement, we obtained target lien dissolution bonds in order to dissolve the liens against our leasehold interest in the Premises. The lien bond surety required the Company to post cash collateral in the amount of 120% of the Lien Amounts. The general contractor on the project was responsible for the amounts claimed by the subcontractors and was previously forced into involuntary bankruptcy. We have paid the general contractor and intend to assert claims against the general contractor for, among other things, the amounts claimed by the subcontractors. In January, 2009, we settled with the subcontractors. The subcontractor liens have been removed and the bond and cash collateral related to this matter have been released.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on May 1, 2009, is incorporated herein by reference.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit
No.	Description
4.1	Form of Investor Warrant of UFood Restaurant Group, Inc. issued as of March 19, 2009 (incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on May 1, 2009)

10.1	Form of Registration Rights Agreement, dated as of March 19, 2009, by and between UFood Restaurant Group, Inc. and the investors in the Offering (incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on May 1, 2009)

10.9	Placement Agency Agreement by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc. and Garden State Securities, Inc. dated January 25, 2009 (incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on May 1, 2009)

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFOOD RESTAURANT GROUP, INC.
Date: May 18, 2009	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer (principal executive officer)

Date: May 18, 2009	By:	/s/ Irma Norton
Irma Norton
Acting Chief Financial Officer (principal financial officer)

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Investor Warrant of UFood Restaurant Group, Inc. issued as of March 19, 2009 (incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on May 1, 2009)

10.1	Form of Registration Rights Agreement, dated as of March 19, 2009, by and between UFood Restaurant Group, Inc. and the investors in the Offering (incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on May 1, 2009)

10.9	Placement Agency Agreement by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc. and Garden State Securities, Inc. dated January 25, 2009 (incorporated by reference from the Company’s Form S-1 filed with the Securities and Exchange Commission on May 1, 2009)

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith