Form 10-Q
period 2009-06-28
UFood Restaurant Group, Inc.
filed 2009-08-11
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2009

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of August 7, 2009, there were 35,199,834 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 28, 2009 and December 28, 2008
Assets

	June 28,	December 28,
	2009	2008
	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$4,092,431	$787,551
Restricted cash	67,729	417,490
Accounts receivable	162,365	152,373
Inventories	113,873	141,807
Prepaid expenses and other current assets	46,216	79,657

	4,482,614	1,578,878

Property and equipment:
Equipment	867,959	925,329
Furniture and fixtures	204,247	155,744
Leasehold improvements	1,725,340	1,782,919
Idle equipment	38,956	—
Website development costs	27,050	49,389

	2,863,552	2,913,381
Accumulated depreciation and amortization	1,368,305	1,172,984

	1,495,247	1,740,397

Other assets:
Deferred financing costs, net	892,313	—
Goodwill	211,363	211,363
Other	163,163	112,028

	1,266,839	323,391

Total assets	$7,244,700	$3,642,666

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 28, 2009 and December 28, 2008
Liabilities and Stockholders’ Equity

	June 28,	December 28,
	2009	2008
	(unaudited)	(audited)

Current liabilities:
Current portion of long-term debt	$880,855	$883,684
Current portion of capital lease obligations	59,097	61,725
Accounts payable	401,878	614,556
Franchisee deposits	630,000	700,000
Accrued expenses and other current liabilities	202,879	404,908

	2,174,709	2,664,873

Long-term liabilities:
Long-term debt	167,070	349,712
Convertible debentures	2,829,927	—
Derivative warrant liability	98,439	—
Capital lease obligations	59,046	86,619
Other noncurrent liabilities	255,591	225,264

	3,410,073	661,595

Total liabilities	5,584,782	3,326,468

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 35,199,834 shares issued and outstanding	35,200	34,818
Additional paid-in capital	25,142,322	24,998,924
Accumulated deficit	(23,517,604)	(24,717,544)

Total stockholders’ equity	1,659,918	316,198

Total liabilities and stockholders’ equity	$7,244,700	$3,642,666

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations — Unaudited
For the Three and Six Month Periods Ended June 28, 2009 and June 29, 2008

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Revenues:
Store sales	$1,227,321	$1,577,040	$2,333,996	$2,828,922
Franchise royalties and fees	90,779	58,331	269,518	126,058
Other revenue	—	—	2,696	5,957

	1,318,100	1,635,371	2,606,210	2,960,937

Costs and expenses:
Store operating expenses:
Food and paper costs	352,304	445,941	672,585	796,097
Cost of nutritional products	93,010	156,968	184,869	309,335
Labor	336,823	449,436	705,673	846,899
Occupancy	135,977	183,711	292,607	329,802
Other store operating expenses	188,767	239,106	380,098	494,846
General and administrative expenses	1,113,787	2,823,870	1,992,072	4,308,258
Advertising, marketing and promotion expenses	60,098	406,315	104,755	590,571
Depreciation and amortization	102,931	110,073	208,811	234,980
Loss on disposal of assets	57,840	—	62,898	2,509

Total costs and expenses	2,441,537	4,815,420	4,604,368	7,913,297

Operating loss	(1,123,437)	(3,180,049)	(1,998,158)	(4,952,360)

Other income (expense):
Interest income	7,149	34,272	10,531	49,732
Interest expense	(285,923)	(18,916)	(301,233)	(45,103)
Other income	243,558	68,575	329,777	68,575

Other income (expense), net	(35,216)	83,931	39,075	73,204

Loss before income taxes	(1,158,653)	(3,096,118)	(1,959,083)	(4,879,156)
Income taxes	—	—	—	—

Net loss	$(1,158,653)	$(3,096,118)	$(1,959,083)	$(4,879,156)

Basic and diluted loss per share	$(0.03)	$(0.09)	$(0.06)	$(0.15)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows — Unaudited
For the Six Months Ended June 28, 2009 and June 29, 2008

	Six Months Ended
	June 28, 2009	June 28, 2008

Cash flows from operating activities:
Net loss	$(1,959,083)	$(4,879,156)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	208,811	234,980
Amortization of the beneficial conversion feature	86,127	—
Deferred financing costs	87,701	7,935
Provision for doubtful accounts	68,687	—
Stock-based compensation	303,591	1,679,228
Change in value of warrant liability	(254,809)	—
Loss on disposal of assets	62,898	2,509
Non-cash promotion expenses	138,000	—
Non-cash interest payments	70,549	—
Gain on extinguishment of debt	(74,969)	(68,575)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(30,188)	7,509
Inventories	(20,558)	6,962
Prepaid expenses and other current assets	33,442	(97,652)
Other assets and noncurrent liabilities	(73,963)	(111,220)
Accounts payable	(137,710)	(257,511)
Franchisee deposits	(70,000)	248,000
Accrued expenses and other current liabilities	(157,993)	114,467

Net cash used in operating activities	(1,719,467)	(3,112,528)

Cash flows from investing activities:
Proceeds from the disposal of assets	5,000
Acquisition of property and equipment	(31,559)	(205,077)

Net cash used in investing activities	(26,559)	(205,077)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	4,112,689
Proceeds from issuance of convertible debt	5,874,000	—
Payments for financing costs	(957,185)	—
Payments on long-term debt	(185,470)	(1,103,623)
Payments on capital lease obligations	(30,200)	(28,152)
Decrease in restricted cash, net	349,761	490,084

Net cash provided by financing activities	5,050,906	3,470,998

Increase in cash and cash equivalents	3,304,880	153,393
Cash and cash equivalents — beginning of year	787,551	3,352,201

Cash and cash equivalents — end of period	$4,092,431	$3,505,594

See accompanying notes.

UFOOD RESTAURANT GROUP, INC
Consolidated Statement of Changes in Stockholders’ Equity
For the Six Months Ended June 28, 2009
(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity
Balance, December 28, 2008	34,818,490	$34,818	$24,998,924	$(24,717,544)	$316,198

Cumulative effect of a change in accounting principle -reclassification of warrants to warrant liabilities	—	—	(3,512,272)	3,159,024	(353,248)

Issuance of warrants in connection with debentures	—	—	3,130,200	—	3,130,200
Stock issued for marketing and promotional services	—	—	151,711	—	151,711
Stock issued for interest payment	381,344	382	70,168		70,549
Employee stock-based compensation	—	—	303,591	—	303,591
Net loss	—	—	—	(1,959,083)	(1,959,083)

Balance, June 28, 2009	35,199,834	$35,200	$25,142,322	$(23,517,603)	$1,659,918

See accompanying notes.

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements — Unaudited-
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
On December 18, 2007, (the Merger Date) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of June 28, 2009, the Company’s operations consisted of four Company-owned restaurants and five franchisee owned restaurants. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at June 28, 2009, and the results of its operations and cash flows for the three and six month periods ended June 28, 2009 and June 29, 2008. The results of operations for the three and six month periods ended June 28, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 28, 2008 included in the Company’s Annual Report on Form 10-K.
In connection with the preparation of the condensed financial statements and in accordance with the recently issued Statement of Financial Accounting Standards (“SFAS”) No. 165 “Subsequent Events” (“SFAS 165”), the Company evaluated subsequent events after the balance sheet date of June 30, 2009 through August 10, 2009.
2.	Summary of Significant Accounting Policies
Fiscal Quarters
In 2009, our fiscal quarters end on March 28th, June 28th, September 27th and December 27th. In 2008, our fiscal quarters end on March 30th, June 29th, September 28th and December 28th
Principles of Consolidation
The consolidated financial statements include the assets, liabilities and results of operations of UFood Restaurant Group, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated.

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements — Unaudited-
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
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $87,701 and $7,935 for the six months ended June 28, 2009 and June 29, 2008, respectively, and is included in interest expense. The amortization expense recorded by the Company for the three months ended June 28, 2009 and June 29, 2008 was $3,968 for both periods.
Valuation of Goodwill
We account for goodwill and other intangible assets under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. Goodwill attributable to our store operations segment is evaluated on a restaurant-by-restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company was determined based upon the restaurant’s location, cash flows and growth prospects.
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

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements — Unaudited-
Impairment of Long-Lived Assets
In accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of, when impairment indicators exist, the Company evaluates its long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate the carrying amount of an asset may not be recovered. When events or changes in circumstances have occurred that indicate a long-lived asset may be impaired, the Company uses estimates of future cash flows on a restaurant-by-restaurant basis to test the recoverability of its long-lived assets. Future cash flows are estimated based upon the restaurant’s historical operating performance and management’s projections of future revenues and expenses and may take into account the restaurant’s estimated terminal value. During the fourth quarter of 2008, the Company determined that the carrying value of the long-lived assets of its store operations segment may not be recovered and recorded a non-cash impairment charge of $1,249,150. The impairment charge was primarily due to a decrease in forecasted sales resulting from the economic downturn which is expected to continue through 2009, an increase in the carrying value of the underlying assets of two stores as a result of the conversion from KnowFat! locations to UFood Grill outlets and new restaurants that opened in the fall of 2008 in the vicinity of one of our Company-owned stores and which are expected to have an adverse impact on the stores future sales growth. Long-lived assets may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
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

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements — Unaudited-
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
Stock-based compensation expense recognized during the three months ended June 28, 2009 totaled approximately $205,244 for stock options. Stock-based compensation expense recognized during the three months ended June 29, 2008 total approximately $729,211 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying consolidated statements of operations.
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
In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives included in the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS No. 161 did not have a material impact on our future consolidated financial statements.
In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock (EITF 07-5). This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. EITF 07-5 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under paragraphs 6-9 of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (SFAS 133) for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under paragraph 11(a) of SFAS 133. EITF 07-5 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under paragraphs 6-9 of SFAS 133, for purposes of determining whether the instrument is within the scope of EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock , (Issue 00-19) which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. EITF 07-5 is effective for fiscal years beginning after December 15, 2008. The application of EITF 07-5 has had a material impact on the Company’s financial statements, resulting in unrealized, non-operating gains from the change in the fair value of derivative warrant liabilities in the consolidated statement of operations of $163,709 for the quarter ended June 28, 2009 and $254,809 for the six months ended June 28, 2009.

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements — Unaudited-
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
In October 2008, the FASB issued Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active” (FSP 157-3) clarifying the application of FAS 157, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company will comply with the clarification to the original application.
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 28, 2009. The Company is currently evaluation the requirements of these additional disclosures.
3.	Long Term Debt and Warrants
2008 Investor Warrants
On December 18 and 21, 2007, January 22, 2008, February 6, 2008, March 30, 2008, UFood Restaurant Group, Inc. (the “ Company”) sold 5,720,000, 440,000, 863,000, 1,927,000, and 1,991,000 units (“Units”), respectively, of its securities at a price of $1.00 per Unit, in connection with five separate closings (the “Closings”) of its private placement of securities (the “Offering”). Each Unit consists of one share of common stock of the Company, par value $.001 per share (“Common Stock”), and a warrant to purchase one-half of one share of Common Stock (the “2008 Investor Warrants”). A total of 5,470,500 2008 Investor Warrants were issued in conjunction with the closings.
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

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements — Unaudited-
The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by EITF No. 07-5, Determining Whether and Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”. The derivative is accounted for and classified as a “Derivative warrant liability” within the liabilities section of the consolidated balance sheet. The change in the fair value of the derivative is included within “Other income (Loss)” in the consolidated statements of operations. The change in the fair value of the derivative instrument affects the “Change in fair value of derivative warrant liability” line in the “Cash flows from operating activities” section of the consolidated statements of cash flows.
At the date of issuance of the 2008 Investor and Placement Agent Warrants, based upon evaluation under applicable SFAS No. 133 guidance, the Company initially determined that the financial instrument did not constitute a derivative, and, accordingly, reflected the balance within additional paid-in capital as of December 28, 2008 in the Company’s Form 10-K. During the quarter ended March 29, 2009, the Company re-assessed this categorization based upon the clarified “indexed to an entity’s own stock” criteria specified within EITF 07-5, which is effective for fiscal years beginning after December 15, 2008, and concluded that the financial instrument constituted a derivative. The aggregate fair value of the derivative at inception was determined to be $3,512,272, which was recorded as a derivative liability during the quarter ended March 29, 2009. At December 29, 2008, the aggregate fair value of the derivatives was $353,248. The decrease in the fair value of the derivative in the aggregate amount of $3,413,833 upon adoption of EITF 07-5 was recorded in the consolidated statements of changes in stockholders’ equity as a cumulative adjustment gain on derivative during the quarter ended June 28, 2009.
At June 28, 2009, the aggregate fair value of the derivative was $98,439. The decrease in the fair value of the derivative was in the aggregate amount of $254,809 during the six months ended June 28, 2009. The decrease in the fair value of the derivative for the three months ended June 28, 2009 was $163,709.
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
Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of June 28, 2009
	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under FAS 133:
None

Derivatives not designated as hedging instruments under FAS 133:
Derivative warrant liability	Long-term liabilities	$98,439

Total derivatives		$98,439

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements — Unaudited-
The effect of the derivative instrument on the consolidated statements of operations for the quarter ended June 28, 2009 follows:

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income on
	Recognized in Income on	Derivative
	Derivative	Quarter Ended June 28, 2009
Derivatives not designated as hedging instruments under FAS 133:
Derivative warrant liability	Other Income (Expense)	$163,709

Total		$163,709
The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by FAS 157, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the warrant liability was estimated on the date of issuance, as of December 29, 2008, and as of June 28, 2009, using the following assumptions:

	At Issuance	December 29, 2008	June 28, 2009
Expected term (years)	5 – 7 Years	5 – 7 Years	5 – 7 Years
Expected volatility	32.34%	34.87%	37.20%
Risk-free interest rate	2.46%	1.55%	1.63%
Expected annual dividend	0.00%	0.00%	0.00%
The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative at December 29, 2008, and for the quarter ended June 28, 2009:

Balance as of December 28, 2008	$—
Fair value of warrant liability at issuance	3,512,272
Decrease in fair value at December 29, 2008	(3,159,024)
Decrease in fair value during quarter ended March 29, 2009	(91,100)
Decrease in fair value during quarter ended June 28, 2009	(163,709)
Balance as of June 28, 2009	$98,439
2009 Warrants
On March 19, 2009, the Company sold 8% Senior Secured Convertible Debentures (the “Debentures”) to investors in the principal amount of $3,315,000 and issued warrants (the “2009 Warrants” and, collectively with the Debentures, the “Securities”) to purchase 12,750,000 shares of our common stock to such investors in connection with first closing of our private placement of securities (the “ 2009 Offering”). On April 20, 2009, the Company sold an additional $2,559,000 of Senior Secured Convertible Debentures (“the Debentures”) in connection with the final closing of its private offering to accredited investors. The addition of both closings is $5,874,000 of convertible debentures. The debentures bear interest at a rate of 8% and are due three years from the date they are issued. The Debentures are convertible into shares of common stock at $0.13 per share. In addition, each investor will receive 5-year detachable warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. Interest on the Debentures a rate of 8% per annum is payable on a quarterly basis. Subject to certain conditions, the Company has the right to pay interest on the Debentures in either cash or shares of Common Stock, or in a combination of cash and Common Stock. After the one year anniversary of the Closing, the Company has the right to redeem the Debentures at a 20% premium, subject to certain conditions. Subject to certain conditions, the Company has the right to force conversion of the Debentures into shares of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission covering all shares of Common Stock issuable upon conversion of the Debentures and/or exercise of the 2009 Warrants.

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements – Unaudited-
The Company paid Garden State Securities, Inc., the placement agent retained in connection with the 2009 Offering (the “2009 Placement Agent”), (i) a commission of 10% of the aggregate subscription amount of the Securities sold in the 2009 Offering, plus (ii) $50,000 for its legal fees and expenses, plus (iii) a non-accountable expense allowance equal to 3% of the aggregate subscription amount of the Securities sold in the 2009 Offering. In addition, the 2009 Placement Agent (or its assigns) received warrants (the “2009 Placement Agent Warrants”) to purchase a number of shares of common stock equal to twenty percent (20%) of the maximum number of shares of common stock underlying the Debentures and 2009 Warrants sold in the 2009 Offering. As a result of the foregoing, the 2009 Placement Agent was paid a commission of $587,400 plus a non-accountable expense allowance of $176,220 and received warrants to purchase 5,100,000 shares of Common Stock for March 2009 first closing, and 3,936,923 for April 2009 second and final closing in connection with the 2009 Offering. The terms of these warrants were similar to those of the 2009 Warrants.
In conjunction with the Debentures and the 2009 Warrants, the Company recorded debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. For the quarter ended June 28, 2009, the Company recorded interest expense of $81,246 in conjunction with accreting the debt discount on the warrants and the beneficial conversion feature over the debt term. For the six months ended June 28, 2009, the Company recorded interest expense of $86,127 in connection with the debt discount on the warrants and the beneficial conversion feature over the debt term.
4.	Stock-Based Compensation
During the three and six month periods ended June 28, 2009, the Company recognized $98,347 and $303,591, respectively, of stock-based compensation expense for equity awards to employees, consultants and vendors. During the three and six month periods ended June 29, 2008, the Company recognized $1,504,155 and $1,679,228 respectively of stock-based compensation expense.
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
The fair value of each stock option granted during the three and six month periods ended June 28, 2009 was estimated on the date of grant using the following assumptions:

Expected term (years)	1.73
Expected volatility	36.53%
Risk-free interest rate	.89%
Expected annual dividend	None
The expected term is based on the remaining vesting term and the contractual term. Expected volatility is based on the historical volatility of published common stock prices over the last six years of comparable publicly held companies. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted during the three and six month periods ended June 28, 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The 2004 Plan
Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 304,702 shares of common stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. There were no options granted or exercised, however there were 82,347 options forfeited under the 2004 Plan during the six months ended June 28, 2009. On May 13, 2009 the Company’s Board of Directors approved the cancelation of 181,981 stock options of current employees’ and issuance of new stock options under the 2007 Plan for the same individuals, with a vesting schedule identical to the remaining vesting schedule of the canceled options at an exercise price of $0.20 per share. At June 28, 2009, there were 40,374 options outstanding under the 2004 Plan. All of the outstanding options are exercisable as of June 28, 2009. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at June 28, 2009.

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements – Unaudited-
The 2007 Plan
There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 6,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. On May 13, 2009 the Company’s Board of Directors approved the cancellation of 2,360,920 stock options of current employees under this plan and the issuance of new stock options under the this Plan for the same individuals, with a vesting schedule identical to the remaining vesting schedule of the canceled options at an exercise price of $0.20 per share. Also, the Company’s Board of Directors approved the cancellation of 1,387,089 non-qualified stock options and the issuance of the same amount under the 2007 plan, at an exercise price of $0.20. The Company recognized an additional compensation expense of $114,223 in connection with this cancellation and issuance of the vested stock options and also the Company will recognize an additional expense of $39,903 for the unvested shares over approximately two years. At June 28, 2009, there were 3,979,990 stock options outstanding under the 2007 Plan. At June 29, 2008, options to purchase 2,911,806 shares of Common Stock were exercisable at a weighted average exercise price of $0.20. An additional 1,068,184 options will vest over the next 21 months.
Activity under the 2007 Plan from December 29, 2008 through June 28, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 29, 2008	2,845,920	$1.07	9.1	$-0-
Granted	3,979,990	0.20	8.7
Forfeited	(485,000)	—	—
Canceled	(2,360,920)	1.07	—

Outstanding at June 28, 2009	3,979,990	$0.20	8.7	$-0-

The options outstanding and exercisable at June 28, 2009 were as follows

Options Outstanding			Options Exercisable
Weighted
Average
Remaining
Number of	Exercise	Contractual	Number of
Options	Price	Term	Options	Exercise Price

3,979,990	$0.20	8.7	1,068,184	$0.20
The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.18 as of June 28, 2009 which would have been received by the options holders had all option holders exercise their options as of that date. There are no in-the-money options exercisable as of June 28, 2009.
At June 28, 2009 there was $458,768 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately 2 years.

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements – Unaudited-
5.	Income Taxes
The Company applies the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes which requires that the impact of tax positions taken by the Company be recognized in the financial statements if they are more likely than not of being sustained based upon the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.
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

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements – Unaudited-
7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008

Cash paid during the period for interest	$10,072	$19,573	$21,706	$45,102

Property and equipment acquired with capital lease	$-0-	$18,021	$-0-	$33,420

8.	Loss Per Share
The amounts used for basic and diluted per share calculations are as follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Net loss	$(1,158,653)	$(3,096,118)	$(1,959,083)	$(4,879,156)

Net loss allocable to common stockholders	$(1,158,653)	$(3,096,118)	$(1,959,083)	$(4,879,156)

Weighted average number of shares outstanding – basic and diluted	34,822,681	34,724,165	34,820,585	32,885,929

Basic and diluted per common share	$(0.03)	$(0.09)	$(0.06)	$(0.15)

Diluted earnings (loss) per share are not presented since the effect of the assumed exercise of options and warrants to purchase common stock would have been anti-dilutive. A total of a 49,847,276 and 14,993,143 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the three and six month periods ended June 28, 2009 and June 29, 2008, because their inclusion would have been anti-dilutive.
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

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements – Unaudited-
Segment information for the Company’s two business segments follows:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenues:
Store operations	$1,227,321	$1,577,040	$2,333,996	$2,828,922
Franchise operations	90,779	58,331	272,214	132,015

Total revenue	$1,318,100	$1,635,371	$2,606,210	$2,960,937

Segment income (loss):
Store operations	$17,613	$(237,179)	$(99,117)	$(339,345)
Franchise operations	(289,713)	(972,452)	(373,625)	(1,739,892)

Total segment loss	$(272,100)	$(1,209,631)	$(472,742)	$(2,079,237)

Unallocated general and administrative expenses	$688,308	$1,454,030	$1,211,850	$2,047,572
Advertising, marketing and promotion	60,098	406,315	104,755	590,571
Depreciation and amortization	102,931	110,073	208,811	234,980

Interest (income) expense, net	278,774	(15,356)	290,702	(4,629)
Other income	(243,558)	(68,575)	(329,777)	(68,575)

Net loss	$(1,158,653)	$(3,096,118)	$(1,959,083)	$(4,879,156)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on August 03, 2009 and elsewhere in this report.
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
Overview
Our operations currently consist of eight restaurants located in the Boston area, Naples, FL, Sacramento, CA, and Dallas Forth Worth, TX; comprising four Company-owned restaurants and four franchise-owned locations. We have entered into a total of six area development agreements covering 68 franchise units in nine states (California, Colorado, Florida, Illinois, Idaho, Montana, Texas, Utah and Wyoming), including the four franchise locations currently open and operating, and requiring the construction by franchisees of 60 future UFood Grill outlets. During the three months ended June 28, 2009, three franchisee-owned locations in Chicago, IL closed. After the close of the quarter ended June 28, 2009, the store in Draper, Utah closed. Also, the Area Development Agreement covering the states of Colorado, Idaho, Montana, Utah and Wyoming became inactive.
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
Critical Accounting Policies & Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the three months ended June 28, 2009 and June 29, 2008 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
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
Valuation of Goodwill
We account for goodwill and other intangible assets under SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under SFAS No. 142, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. At December 30, 2007, the carrying amount of goodwill was $977,135 and was comprised of $841,135 of goodwill attributable to our store operations segment and $136,000 of goodwill attributable to our franchise operations segment. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. Goodwill attributable to our store operations segment is evaluated on a restaurant by restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company was determined based upon the restaurant’s location, cash flows and growth prospects.
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
Following the impairment test performed as of the first day of the fourth quarter, economic conditions in the United States have worsened. The U.S. Government and Federal Reserve have provided an unprecedented level of financial support to U.S. financial institutions, unemployment has risen, home foreclosures have increased, mortgage delinquency rates have increased, credit markets have tightened, volatility in the equity markets has continued and the National Bureau of Economic Research announced that the United States economy has been in recession for almost a year. These factors have all contributed to economic uncertainty and a decrease in consumer spending which in turn has contributed to a decline in sales at Company-owned stores. As a result of these factors and the uncertainty surrounding the level of economic activity in 2009 and beyond, the Company tested the carrying value of the stores’ goodwill in December 2008 and determined that the carrying amount of the goodwill attributable to our store operations exceeded its implied fair value and recognized a non-cash impairment charge of $765,772. For purposes of its mid-December 2008 impairment test, the Company assumed that comparable store sales will decline by 6% in 2009 and increase by 2.5% per year thereafter and store operating expenses will continue at their current level as a percentage of store revenues. As a result of the economic uncertainty that currently exists, the Company’s estimate of future cash flows did not include an estimate of the restaurant’s terminal value since the Company cannot be certain that a buyer could be found for the restaurant at the end of the lease term. The present value of the estimated future cash flows was calculated using a 7% discount rate reflecting the recent decrease in long-term interest rates. The goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.

Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Revenues:
Store sales	93.1%	96.4%	89.6%	95.5%
Franchise royalties and fees	6.9	3.6	10.3	4.3
Other revenue	—	—	0.1	0.2

	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Food and paper costs	32.7%	33.5%	32.8%	33.9%
Cost of nutritional products	7.6	10.0	7.9	10.9
Labor	27.4	28.5	30.2	29.9
Occupancy	11.1	11.6	12.5	11.7
Other store operating expenses	15.4	15.2	16.3	17.5
General and administrative expenses	84.5	172.7	76.4	145.5
Advertising, marketing and promotion expenses	4.6	24.8	4.0	19.9
Depreciation and amortization	7.8	6.7	8.0	7.9
Loss on disposal of assets	4.4	—	2.4	0.1

Total costs and expenses	185.2	294.4	176.7	267.3

Operating loss	(85.2)	(194.4)	(76.7)	(167.3)

Other income (expense):
Interest income	0.5	2.1	0.4	1.7
Interest expense	(21.7)	(1.2)	(11.6)	(1.5)
Other income	18.5	4.2	12.7	2.3

Other income (expense), net	(2.7)	5.1	1.5	2.5

Loss before income taxes	(87.9)	(189.3)	(75.2)	(164.8)
Income taxes	—	—	—	—

Net loss	(87.9)%	(189.3)%	(75.2)%	(164.8)%

(1)	Food and paper costs are shown as a percentage of food sales. Cost of nutritional products, labor, occupancy and other store operating expenses are shown as a percentage of total store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Three Months Ended		Six Months Ended
	June 28,	June 29,	June 28,	June 29,
	2009	2008	2009	2008
Company-owned locations:
Locations at the beginning of the year	4	4	5	4
Locations opened	—	—	—	—
Locations closed (1)	—	—	(1)	—
Locations sold	—	—	—	—
Locations transferred	—	—	—	1

Locations at the end of the period	4	4	4	5

Franchise-owned locations:
Locations at the beginning of the year	8	4	5	4
Locations opened	—	—	3	—
Locations closed	(3)		(3)	—
Locations sold	—	—	—	—
Locations transferred	—	—	—	(1)

Locations at the end of the period	5	4	5	3

System-wide locations
Locations at the beginning of the year	12	8	10	8
Locations opened	—	—	3	—
Locations closed	(3)	—	(4)	—
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	9	8	9	8

(1)	In February 1, 2008, the Company agreed to operate one franchise-owned location pursuant to the terms of a management services agreement. This store was closed on March 27, 2009.
Three Months Ended June 28, 2009 Compared to Three Months Ended June 29, 2008
General
For the three months ended June 28, 2009, our comparable store sales for Company owned stores decreased by 8.3%. System-wide comparable store sales decreased by 12.8%. Comparable store sales of Company-owned and franchisee-owned locations were adversely impacted by the economic downturn and as a result the slowdown in consumer spending. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Total revenues for the three months ended June 28, 2009 decreased by $317,271, or 19.4% to $1,318,100 from $1,635,371 for the three months ended June 29, 2008. The decrease in total revenues for the three months ended June 28, 2009 as compared to the prior year was primarily due to the closing of two stores operated under a management service agreement during the same period the prior year.

Sales at Company-operated stores for the three months ended June 28, 2009 decreased by $349,719, or 22.2% to $1,227,321 from $1,577,040 for the three months ended June 29, 2008. As a percentage of total sales revenues, sales at Company-operated stores decreased to 93.1% of the total revenues for the three months ended June 28, 2009 down from 96.4% of the total revenues for the three months ended June 29, 2008. The decrease in sales at Company-operated stores for the three months ended June 28, 2009 was primarily due to the closing of two Company-operated stores managed by the Company under a management services agreement and the decline in comparable store sales.
During the three months ended June 28, 2009, franchise royalties and fees increased by $32,448, or 55.6% to $90,779 from $58,331 for the three months ended June 29, 2008 due to an increase in the number of franchisee-owned stores operating, partially offset by the decrease in comparable sales and a corresponding reduction in royalties.
Costs and Expenses
Food and paper costs for the three months ended June 28, 2009 decreased by $93,637, or 21.0%, to $352,304 from $445,941 for the three months ended June 29, 2008. The decrease was primarily attributable to less Company-operated stores in operation compared to the same period in the prior year. As a percentage of food sales, food and paper costs decreased to 32.7% of food sales for the three months ended June 28, 2009 down from 33.5% of food sales for the three months ended June 29, 2008. The decrease in food and paper costs as a percentage of food sales was primarily attributable to the introduction of new menu items with lower food cost.
The cost of nutritional products for the three months ended June 28, 2009 decreased by $63,958, or 40.7%, to $93,010 from $156,968 for the three months ended June 29, 2008. As a percentage of store sales, the cost of nutritional products decreased to 7.6% of store sales for the three months ended June 28, 2009 from 10.0% of store sales for the three months ended June 29, 2008. The decrease in the cost of nutritional products as a percentage of store sales was primarily attributable to elimination of the nutritional products in two of our Company-operated stores as a result of the conversion to the UFood brand.
Store labor expense for the three months ended June 28, 2009 decreased by $112,613, or 25.1%, to $336,823 from $449,436 for the three months ended June 29, 2008. The decrease in labor expense was primarily attributable to fewer Company-operated stores and a reduction of the labor cost as a percentage of sales. As a percentage of store sales, labor expense decreased slightly to 27.4% of store sales for the three months ended June 28, 2009 from 28.5% of store sales for the three months ended June 29, 2008.
Store occupancy costs for the three months ended June 28, 2009 decreased by $47,734, or 26%, to $135,977 from $183,711 for the three months ended June 29, 2008. The decrease in occupancy costs was primarily attributable to fewer Company-operated stores. As a percentage of store sales, occupancy costs decreased to 11.1% of store sales for the three months ended June 28, 2009 from 11.6% of store sales for the three months ended June 29, 2008 primarily due to the remaining Company-owned stores with higher average weekly sales than the same period the prior year.
Other store operating expenses for the three months ended June 28, 2009 decreased by $50,339, or 21.1%, to $188,767 from $239,106 for the three months ended June 29, 2008. The decrease was primarily due to fewer stores in operation by the Company, slightly offset by higher cost for utilities. As a percentage of store sales, other store operating expenses increased to 15.4% of store sales for the three months ended June 28, 2009 from 15.2% of store sales during the three months ended June 29, 2008.
General and administrative expenses for the three months ended June 28, 2009 decreased by $1,710,083 or 60.6%, to $1,113,787 from $2,823,870 for the three months ended June 29, 2008. The decrease in general and administrative expenses was primarily due to a significant reduction on investor relations and public relations expenses, stock-based compensation and payroll expenses. As a result of the foregoing, general and administrative expenses decreased to 84.5% of total revenues during the three months ended June 28, 2009 down from 172.7% of total revenues for the three months ended June 29, 2008.
Advertising, marketing and promotion expenses for the three months ended June 28, 2009 decreased by $346,217 or 85.2%, to $60,098 from $406,315 for the three months ended June 29, 2008. The decrease in advertising, marketing and promotion expenses was primarily due to an decrease in expenses related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007, and expenses incurred in connection with the conversion of franchise-owned and Company-operated stores operating under the KnowFat! tradename to stores operating under the UFood Grill tradename. Advertising, marketing and promotion expenses for the three months ended June 28, 2009 and June 29, 2008 include $762 and $387,159, respectively, of non-cash, stock-based compensation expense attributable to the GFV Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses decreased to 4.6% of total revenues in the three months ended June 28, 2009 down from 24.8% of total revenues in the three months ended June 29, 2008.

Depreciation and amortization expense for the three months ended June 28, 2009 decreased by $7,142, or 6.5%, to $102,931 from $110,073 for the three months ended June 29, 2008. As a percentage of total revenues, depreciation and amortization expense increased to 7.8% of total revenues for the three months ended June 28, 2009 up from 6.7% of total revenues for the three months ended June 29, 2008.
Other income and expense for the three months ended June 28, 2009 decrease by $119,147, or 142.0% to an expense of $35,216 from income of $83,931 for the three months ended June 29, 2008. The decline was primarily attributable to the interest payment of the outstanding debentures offset by the fluctuation of the fair value of the warrants issued in connection with our latest private placement offering.
The net loss for the three months ended June 28, 2009 decreased by $1,937,465, or 62.6% to $1,158,653, from $3,096,118, for the three months ended June 29, 2008. Our net loss decreased primarily due to the decrease in general and administrative expenses. As a percentage of total revenues, our net loss decreased to 87.9% of total revenues for the three months ended June 28, 2009 down from 189.3% of total revenues for the three months ended June 29, 2008.
Six Months Ended June 28, 2009 Compared to Six Months Ended June 29, 2008
General
For the six months ended June 28, 2009, our comparable store sales for Company owned stores decreased by 10.2%. System-wide comparable store sales decreased by 14.0%. Comparable store sales of Company-owned and franchisee-owned locations were adversely impacted by weather in the Boston area and a slowdown in consumer spending. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Our total revenues for the six months ended June 28, 2009 decreased by $354,727, or 12.0%, to $2,606,210 from $2,960,937 for the six months ended June 29, 2008. The decrease in total revenues was primarily due to fewer Company-operated stores partially offset by an increase in franchise fees from new store openings.
Total store sales at Company-owned stores for the six months ended June 28, 2009 decreased by $494,926, or 17.5%, to $2,333,996 from $2,828,922 for the six months ended June 29, 2008. As a percentage of total revenues, sales at Company-owned stores decreased to 89.6% of total revenues for the six months ended June 28, 2009 from 95.5% of total revenues for the six months ended June 29, 2008. The decrease in sales at Company-owned stores for the six months ended June 28, 2009 was primarily due to the decrease in the numbers of Company-operated stores and the decrease in comparable sales for Company-operated stores.
During the six months ended June 28, 2009, franchise royalties and fees increased by $143,460, or 113.8% to $269,518 from $126,058 for the six months ended June 29, 2008 primarily due to a increase in franchise fees from new store openings and royalties from the new stores, partially offset by the decrease on system-wide comparable sales.
Costs and Expenses
Food and paper costs for the six months ended June 28, 2009 decreased by $123,512, or 15.5%, to $672,585 from $796,097 for the six months ended June 28, 2008. The decrease was primarily attributable to fewer Company-operated stores during this period of time. As a percentage of food sales, food and paper costs decreased to 32.8% of food sales during the six months ended June 28, 2009 down from 33.9% of food sales during the six months ended June 29, 2008. The decrease in food and paper costs as a percentage of food sales was primarily attributable to the introduction of new menu items with lower food cost and resourcing some of the raw materials at a lower cost.
The cost of nutritional products for the six months ended June 28, 2009 decreased by $124,466, or 40.2%, to $184,869 from $309,335 for the six months ended June 29, 2008. As a percentage of store sales, the cost of nutritional products decreased to 7.9% of store sales for the six months ended June 28, 2009 down from 10.9% of store sales for the six months ended June 29, 2008. The decrease in the cost of nutritional products as a percentage of store sales was primarily attributable to the deletion of the sale of nutritional products in two of our stores as a result of the conversion to the UFood brand.
Store labor expense for the six months ended June 28, 2009 decreased by $141,226, or 16.7%, to $705,673 from $846,899 for the six months ended June 29, 2008. The decrease in labor expense was primarily attributable to a reduction in the number of Company-operated stores. As a percentage of store sales, labor expense increased to 30.2% of store sales for the six months ended June 28, 2009 up from 29.9% of store sales for the six months ended June 29, 2008. The increase in the labor percentage of store sales is primarily due to the decrease in comparable sales.

Store occupancy costs for the six months ended June 28, 2009 decreased by $37,195, or 11.3%, to $292,607 from $329,802 for the six months ended June 29, 2008. The decrease in store occupancy costs was primarily attributable to fewer Company-operated stores operating during this period of time compared to the prior year for the same period.
Other store operating expenses for the six months ended June 28, 2009 decreased by $114,748, or 23.1%, to $380,098 from $494,846 for the six months ended June 29, 2008. The decrease was primarily due to the reduction in maintenance and other store expenses. As a percentage of store sales, other store operating expenses decreased to 16.3% of store sales for the six months ended June 28, 2009 from 17.5% of store sales for the six months ended June 29, 2008, primarily due to less maintenance expenses.
General and administrative expenses for the six months ended June 28, 2009 decreased by $2,316,186, or 53.8%, to $1,992,072 from $4,308,258 for the six months ended June 29, 2008. The decrease in general and administrative expenses was primarily due to reduction on investor relations and public relations expenses, stock-based compensation expense resulting from equity awards to employees and payroll, as well as a significant reduction on legal expenses. During the six months ended June 28, 2009, the Company recognized $303,591 of stock-based compensation expenses attributable to equity awards to employees and $783,283 for the six month ended on June 29, 2008. As a result of the foregoing, general and administrative expenses decreased to 76.4% of total revenues during the six months ended June 28, 2009 from 145.5% of total revenues for the six months ended June 29, 2008.
Advertising, marketing and promotion expenses for the six months ended June 28, 2009 decreased by $485,816, or 82.3%, to $104,755 from $590,571 for the six months ended June 29, 2008. The decrease in advertising, marketing and promotion expenses was primarily due to a decrease in expenses related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007, and expenses incurred in 2008 in connection with the conversion of franchise-owned and Company-operated stores operating under the KnowFat! tradename to stores operating under the UFood tradename. Advertising, marketing and promotion expenses for the six months ended June 28, 2009 and June 29, 2008 include $16,758 and $454,698, respectively, of non-cash, stock-based compensation expense attributable to the GFV Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses decreased to 4.0% of total revenues during the six months ended June 28, 2009 from 19.9% of total revenues during the six months ended June 29, 2008.
Depreciation and amortization expense for the six months ended June 28, 2009 decreased by $26,169, or 11.1%, to $208,811 from $234,980 for the six months ended June 29, 2008. As a percentage of total revenues, depreciation and amortization expense increased to 8% of total revenues for the six months ended June 28, 2009 from 7.9% of total revenues for the six months ended June 29, 2008.
Other income and expense decreased from $73,204 of other income for the six months ended June 29, 2008 to $39,075 of other income for the six months ended June 28, 2009. The decrease of $34,129 was primarily attributable to higher interest expense attributable to the amortization of the deferred financing costs and the beneficial conversion feature of the outstanding debentures, offset by Other income generated by the variance of the warrants’ fair value that were issued in conjunction the latest private placement offering. The Company recognized $301,233 of interest expense for the six months ended June 28, 2009 compared to $45,102 for the six months ended June 29, 2008.
Our net loss for the six months ended June 28, 2009 decreased by $2,920,073, or 59.8%, to $1,959,083, from $4,879,156, for the six months ended June 29, 2008. Our net loss increased primarily due to the decrease in general and administrative expenses and advertising, marketing and promotion expenses. As a percentage of total revenues, our net loss decreased to 75.2% of total revenues for the six months ended June 28, 2009 from 164.8% of total revenues for the six months ended June 29, 2008.
Liquidity and Capital Resources
Cash and cash equivalents and restricted cash at June 28, 2009 were $4,160,160 compared to $1,205,041 at December 28, 2008. Cash is primarily used to fund our (i) capital expenditures for new and remodeled Company-owned stores, (ii) acquisitions of franchisee-owned stores, (iii) working capital requirements and (iv) net operating losses. At June 28, 2009, restricted cash included $67,729 of cash secured by a letter of credit for our office lease.
During the six months ended June 28, 2009, the Company sold $5,874,000 of Senior Secured Convertible Debentures (the Debentures) in a private offering to accredited investors. The Company received net cash proceeds of approximately $4,916,815. The debentures bear interest at a rate of 8% and are due three years from the date they are issued. The Debentures are convertible into shares of common stock at $0.13 per share. In addition, each investor will receive 5-year detachable Warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. Interest on the Debentures bear a rate of 8% per annum and is payable on a quarterly basis. Subject to certain conditions, the Company has the right to pay interest on the Debentures in either cash or shares of Common Stock, or in a combination of cash and Common Stock.

At June 28, 2009, we had working capital of $2,307,905 compared to negative working capital of $1,085,995 at December 28, 2008. The increase in working capital was primarily due to an increase in cash and cash equivalents due to net cash proceeds received from the Senior Secured Convertible Debentures in the gross amount of $5,874,000.
We used $1,719,465 of cash to fund our operating activities in the six months ended June 28, 2009 compared with $3,112,528 of cash used to fund our operating activities in six months ended June 29, 2008. The decrease in cash used to fund our operating activities was primarily due to reduction in operating losses, and prepaids mostly offset by an increase in financing costs, and a reduction in franchisee deposits.
During the six months ended June 28, 2009, we spent $31,559 for the acquisition of equipment compared with $205,077 spent for the acquisition of equipment during the six months ended June 29, 2008.
During the six months ended June 28, 2009, financing activities provided $5,050,906 of cash, primarily due to cash proceeds received from the sale of Senior Secure Convertible Debentures described above and the release and usage of restricted cash partially offset by payments on long term debt. During the six months ended June 29, 2008, financing activities provided $3,470,998 of cash. We received $4,112,689 of net cash proceeds from the sale of 4,781,000 Units of our securities as described above and we used $1,103,623 of cash to repay outstanding indebtedness during the six months ended June 29, 2008.
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
We recently signed a lease agreement with Westfield Concession Management II, LLC for a location at Logan Airport.
The following table sets forth information as of June 28, 2009, with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

		Less Than		1 Year to	4 Years to	More than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$3,976,291	$880,855	(1)	$3,095,436	$—	$—
Capital leases	118,143	59,097		59,046	—	—
Operating leases	4,830,739	354,073		1,619,855	1,675,226	1,181,585

(1)	During the six months ended June 28, 2009, the Company repaid $185,470 of its long-term debt. Long-term debt due in less than 1 year includes $450,000 that becomes due upon the sale of the Company’s Landmark Center restaurant and store. The Company currently has no plans to sell its Landmark Center unit.
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
In March 2008 the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133. SFAS No. 161 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk-related contingent features contained within derivatives. SFAS No. 161 also requires entities to disclose additional information about the amounts and location of derivatives included in the financial statements, how the provisions of SFAS No. 133 have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS No. 161 did not have a material impact on our future consolidated financial statements.
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
In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments.” This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending June 28, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of June 28, 2009, our Chief Executive Officer (CEO) and Acting Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, except for the material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in the Company’s internal controls during the second fiscal quarter ended June 28, 2009 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of June 28, 2009 based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal controls over financial reporting were not effective as of June 28, 2009 and that a material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting following the reverse merger on December 18, 2007. A contributing factor to our internal control deficiencies is the Company’s small size and the lack of sufficient resources to perform the testing of internal controls within the prescribed time frame. As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.

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
The Company’s Registration Statement Amendment on Form S-1, filed with the Securities and Exchange Commission on August 3, 2009, and is incorporated herein by reference.

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit
No.	Description
4.1
Form of Investor Warrant of UFood Restaurant Group, Inc. issued as of March 19, 2009 and April 20, 2009 (incorporated by reference from the Company’s amendment to No. 1 Form S-1 filed with the Securities and Exchange Commission on June 29, 2009)

10.1
Form of Registration Rights Agreement, dated as of March 19, 2009 and April 20, 2009 by and between UFood Restaurant Group, Inc. and the investors in the Offering (incorporated by reference from the Company’s amendment to Form S-1 filed with the Securities and Exchange Commission on June 29, 2009)

10.9
Placement Agency Agreement by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc. and Garden State Securities, Inc. dated January 25, 2009 (incorporated by reference from the Company’s amendment to Form S-1 filed with the Securities and Exchange Commission on June 29, 2009)

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

UFOOD RESTAURANT GROUP, INC.

Date: August 11, 2009	By:	/s/ George Naddaff

George Naddaff
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 11, 2009	By:	/s/ Irma Norton

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