Form 10-Q
period 2009-09-27
UFood Restaurant Group, Inc.
filed 2009-11-10
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 27, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _________ to _________
Commission File Number: 333-136167
UFOOD RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada
(State or other jurisdiction of	20-4463582
incorporation or organization)	(I.R.S. Employer Identification No.)
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
As of November 6, 2009, there were 36,210,857 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 27, 2009 and December 28, 2008
Assets

	September 27,	December 28,
	2009	2008
	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$3,045,060	$787,551
Restricted cash	60,276	417,490
Accounts receivable	140,270	152,373
Inventories	124,178	141,807
Prepaid expenses and other current assets	49,139	79,657

	3,418,923	1,578,878

Property and equipment:
Equipment	950,103	925,329
Furniture and fixtures	223,327	155,744
Leasehold improvements	1,733,924	1,782,919
Website development costs	27,050	49,389

	2,934,404	2,913,381
Accumulated depreciation and amortization	1,471,992	1,172,984

	1,462,412	1,740,397

Other assets:
Deferred financing costs, net	830,494	—
Goodwill	211,363	211,363
Other	162,195	112,028

	1,204,052	323,391

Total assets	$6,085,387	$3,642,666

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 27, 2009 and December 28, 2008
Liabilities and Stockholders’ Equity

	September 27,	December 28,
	2009	2008
	(unaudited)	(audited)

Current liabilities:
Current portion of long-term debt	$873,376	$883,684
Current portion of capital lease obligations	61,152	61,725
Accounts payable	284,047	614,556
Franchisee deposits	579,709	700,000
Accrued expenses and other current liabilities	160,384	404,908

	1,958,668	2,664,873

Long-term liabilities:
Long-term debt	79,569	349,712
Convertible debentures	2,934,070	—
Derivative warrant liability	27,367	—
Capital lease obligations	53,284	86,619
Other noncurrent liabilities	278,764	225,264

	3,373,054	661,595

Total liabilities	5,331,722	3,326,468

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 36,210,857 shares issued and outstanding	36,211	34,818
Additional paid-in capital	25,370,318	24,998,924
Accumulated deficit	(24,652,864)	(24,717,544)

Total stockholders’ equity	753,665	316,198

Total liabilities and stockholders’ equity	$6,085,387	$3,642,666

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations — Unaudited
For the Three and Nine Month Periods Ended September 27, 2009 and September 28, 2008

	Three Months Ended		Nine months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Revenues:
Store sales	$1,214,220	$1,449,086	$3,548,216	$4,278,008
Franchise royalties and fees	59,589	97,739	329,107	223,797
Other revenue	(456)	—	2,239	5,957

	1,273,353	1,546,825	3,879,562	4,507,762

Costs and expenses:
Store operating expenses:
Food and paper costs	344,270	444,977	1,016,855	1,241,074
Cost of nutritional products	84,796	125,753	269,665	435,088
Labor	339,100	466,772	1,044,773	1,313,671
Occupancy	135,114	183,680	427,721	513,482
Other store operating expenses	195,568	255,684	575,666	750,530
General and administrative expenses	887,424	1,457,673	2,879,496	5,765,931
Advertising, marketing and promotion expenses	67,880	179,096	172,635	769,667
Depreciation and amortization	100,894	133,036	309,705	368,016
Loss on disposal of assets	15,043	—	77,941	2,509

Total costs and expenses	2,170,089	3,246,671	6,774,457	11,159,968

Operating loss	(896,736)	(1,699,846)	(2,894,895)	(6,652,206)

Other income (expense):
Interest income	6,147	20,369	16,678	70,101
Interest expense	(231,596)	(17,547)	(532,828)	(62,650)
Other income (expense)	(13,076)	(194,115)	316,701	(125,540)

Other income (expense), net	(238,525)	(191,293)	(199,449)	(118,089)

Loss before income taxes	(1,135,261)	(1,891,139)	(3,094,344)	(6,770,295)
Income taxes	—	—	—	—

Net loss	$(1,135,261)	$(1,891,139)	$(3,094,344)	$(6,770,295)

Basic and diluted loss per share	$(0.03)	$(0.05)	$(0.09)	$(0.20)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows — Unaudited
For the Nine Months Ended September 27, 2009 and September 28, 2008

	Nine months Ended
	September 27,	September 28,
	2009	2008
Cash flows from operating activities:
Net loss	$(3,094,344)	$(6,770,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	309,705	368,016
Amortization of the beneficial conversion feature	190,270	—
Deferred financing costs	175,991	11,903
Provision for doubtful accounts	92,027	—
Stock-based compensation	539,064	2,038,032
Change in value of warrant liability	(325,882)	—
Loss on disposal of assets	77,941	2,509
Non-cash interest payments	206,844	—
Gain on extinguishment of debt	(74,969)	(68,575)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(79,924)	25,794
Inventories	17,629	26,779
Prepaid expenses and other current assets	30,518	(29,132)
Other assets and noncurrent liabilities	(72,994)	(43,042)
Accounts payable	(255,541)	(250,425)
Franchisee deposits	(120,291)	213,000
Accrued expenses and other current liabilities	(182,073)	175,023

Net cash used in operating activities	(2,566,029)	(4,300,413)

Cash flows from investing activities:
Proceeds from the disposal of assets	5,000	—
Acquisition of property and equipment	(102,304)	(527,660)

Net cash used in investing activities	(97,304)	(527,660)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	4,088,871
Proceeds from issuance of convertible debt	5,874,000	—
Proceeds from option exercise	—	40
Payments for financing costs	(983,656)	—
Payments on long-term debt	(280,450)	(1,209,554)
Payments on capital lease obligations	(46,265)	(45,265)
Decrease in restricted cash, net	357,213	615,002

Net cash provided by financing activities	4,920,842	3,449,094

Increase (decrease) in cash and cash equivalents	2,257,509	(1,378,979)
Cash and cash equivalents — beginning of year	787,551	3,352,201

Cash and cash equivalents — end of period	$3,045,060	$1,973,222

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statement of Changes in Stockholders’ Equity
For the Nine Months Ended September 27, 2009
(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity
Balance, December 28, 2008	34,818,490	$34,818	$24,998,924	$(24,717,544)	$316,198

Cumulative effect of a change in accounting principle -reclassification of warrants to warrant liabilities	—	—	(3,512,272)	3,159,024	(353,248)

Issuance of warrants in connection with debentures	—	—	3,130,200	—	3,130,200
Stock issued for marketing and promotional services	—	—	155,761	—	155,761
Stock issued for interest payment	1,392,367	1,393	205,452		206,845
Employee stock-based compensation	—	—	392,253	—	392,253

Net loss	—	—	—	(3,094,344)	(3,094,344)

Balance, September 27, 2009	36,210,857	$36,211	$25,370,318	$(24,652,864)	$764,665

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited-
1.	Nature of Operations and Basis of Presentation

Nature of Operations
UFood Restaurant Group, Inc. (UFood or the Company) was incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, UFood was a development stage company headquartered in Vancouver, Canada. As Axxent Media Corp., the Company’s business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, the Company changed its name to UFood Franchise Company, Inc., and on September 25, 2007 changed its name to UFood Restaurant Group, Inc. (UFood or the Company). Following the Merger described below, the Company abandoned its plans to obtain reproduction and distribution rights to foreign films within North America and to obtain the foreign rights to North American films for reproduction and distribution to foreign countries.

On December 18, 2007 (the Merger Date) , pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of September 27, 2009, the Company’s operations consisted of four Company-owned restaurants and three franchisee-owned restaurants. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at September 27, 2009, and the results of its operations and cash flows for the three and nine month periods ended September 27, 2009 and September 28, 2008. The results of operations for the three and nine month periods ended September 27, 2009 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 28, 2008 included in the Company’s Annual Report on Form 10-K.
In connection with the preparation of the condensed financial statements and in accordance with the recently issued FASB Accounting Standards Codification (“ASC”) No. 855-10 [Prior authoritative guidance: Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events], the Company evaluated subsequent events after the balance sheet date of September 30, 2009 through November 9, 2009.
2.	Summary of Significant Accounting Policies
Fiscal Quarters
In 2009, our fiscal quarters end on March 29th, June 28th, September 27th and December 27th. In 2008, our fiscal quarters ended on March 30th, June 29th, September 28th and December 28th.

Principles of Consolidation
The consolidated financial statements include the assets, liabilities and results of operations of UFood Restaurant Group, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
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

Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $175,991 and $11,903 for the nine months ended September 27, 2009 and September 28, 2008, respectively, and is included in interest expense. The amortization expense recorded by the Company for the three months ended September 27, 2009 was $88,116 and $3,968 for the three months ended September 28, 2008.

Valuation of Goodwill
We account for goodwill and other intangible assets under ASC No. 805-10 [Prior authoritative guidance: SFAS No. 141, Business Combinations], and ASC No. 350-20 to 30 [Prior authoritative guidance: SFAS No. 142, Goodwill and Other Intangible Assets]. ASC No. 805-10 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under ASC No. 350-20 to 30, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. Goodwill attributable to our store operations segment is evaluated on a restaurant-by-restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company was determined based upon the restaurant’s location, cash flows and growth prospects.
In August 2008, the Company completed the conversion of three of its Company-owned stores from KnowFat! locations to UFood Grill outlets, including two stores that have goodwill associated with them. Following the store conversions, the Company tested the carrying value of the store’s goodwill for impairment as of the first day of the fourth quarter and determined that there was no impairment. For purposes of estimating each store’s future cash flows, the Company assumed that comparable store sales would increase by approximately 4% per year; store operating expenses as a percentage of the store’s revenues would decrease by a total of 1-1/2% of sales per year due to labor and purchasing efficiencies; and the terminal value of each store was calculated using a 20% capitalization rate applied to the final year’s estimated cash flow. The present value of each restaurant’s estimated future cash flows was calculated using a discount rate of 8%. Following the impairment test performed as of the first day of the fourth quarter, economic conditions in the United States have worsened. The U.S. Government and Federal Reserve have provided an unprecedented level of financial support to U.S. financial institutions, unemployment has risen, home foreclosures have increased, mortgage delinquency rates have increased, credit markets have tightened, volatility in the equity markets has continued and the National Bureau of Economic Research announced that the United States economy has been in recession for almost a year. These factors have all contributed to economic uncertainty and a decrease in consumer spending which in turn has contributed to a decline in sales at Company-owned stores. According to The Conference Board, Inc., the decline in real consumer spending experienced in the third and fourth quarters of 2008 are expected to last through 2009. As a result of these factors and the uncertainty surrounding the level of economic activity in 2009 and beyond, the Company tested the carrying value of the stores’ goodwill in December 2008 and determined that the carrying amount of the goodwill attributable to our store operations exceeded its implied fair value and recognized a non-cash impairment charge of $765,772. For purposes of its mid-December 2008 impairment test, the Company assumed that comparable store sales will decline by 6% in 2009 and increase by 2.5% per year thereafter and store operating expenses will continue at their current level as a percentage of store revenues. As a result of the economic uncertainty that currently exists, the Company’s estimate of future cash flows did not include an estimate of the restaurant’s terminal value since the Company cannot be certain that a buyer could be found for the restaurant at the end of the lease term. The present value of the estimated future cash flows was calculated using a 7% discount rate reflecting the recent decrease in long-term interest rates. Following the non-cash impairment charge, the carrying value of goodwill attributable to our store operations segment is $75,363. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited-
Impairment of Long-Lived Assets
In accordance with ASC No. 360-10 [Prior authoritative guidance: SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of], when impairment indicators exist, the Company evaluates its long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate the carrying amount of an asset may not be recovered. When events or changes in circumstances have occurred that indicate a long-lived asset may be impaired, the Company uses estimates of future cash flows on a restaurant-by-restaurant basis to test the recoverability of its long-lived assets. Future cash flows are estimated based upon the restaurant’s historical operating performance and management’s projections of future revenues and expenses and may take into account the restaurant’s estimated terminal value. During the fourth quarter of 2008, the Company determined that the carrying value of the long-lived assets of its store operations segment may not be recovered and recorded a non-cash impairment charge of $1,249,150. The impairment charge was primarily due to a decrease in forecasted sales resulting from the economic downturn which is expected to continue through 2009, an increase in the carrying value of the underlying assets of two stores as a result of the conversion from KnowFat! locations to UFood Grill outlets and new restaurants that opened in the fall of 2008 in the vicinity of one of our Company-owned stores and which are expected to have an adverse impact on the stores future sales growth. Long-lived assets may be impaired in the future if our actual operating results and cash flows fall short of our expectations.

Revenue Recognition
The Company records revenue for Company-owned store sales upon the delivery of the related food and other products to the customer.
The Company follows the accounting guidance of ASC No. 952-605-25 and 952-340-25 [Prior authoritative guidance: SFAS No. 45, Accounting for Franchise Fee Income]. Franchisee deposits represent advances on initial franchise fees prior to the opening of the franchisee location. We recognize initial franchise fee revenue when all material services we are required to perform and all material conditions we are required to satisfy have been substantially completed, which is generally the opening of the franchised location. The Company defers direct costs related to franchise sales until the related revenue is recognized; however, the deferred costs shall not exceed anticipated revenue less estimated additional related costs. Such costs include training, facilities design, menu planning and marketing. Franchise royalty revenues are recognized in the same period the relevant franchisee sales occur.

Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC No. 840-20 [Prior authoritative guidance: SFAS No. 13, Accounting for Leases]. The reasonably assured lease term on most of the Company’s leases is the initial non-cancelable lease term, which generally equates to between 5 and 10 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense upon the commencement date of the lease.

Earnings Per Share Data
Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC No. 260-10 [Prior authoritative guidance: SFAS No. 128, Earnings Per Share], which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
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
The Company applies the fair value recognition provisions of ASC No. 718-10-25 to 30 [Prior authoritative guidance: SFAS No. 123R, Share-Based Payment], which requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock price over the expected term.
The following amounts of stock-based compensation expense are included in general and administrative expenses and advertising, marketing and promotion expenses in the accompanying consolidated statements of operations.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Stock-based compensation expense included in:
General and administrative expenses	$88,662	$343,923	$392,253	$1,557,676
Advertising, marketing and promotion expenses	4,050	25,519	146,811	480,356

Total	$92,712	$369,442	$539,064	$2,038,032

Recent Accounting Pronouncements

Adoption of New Accounting Principle
In December 2007, the FASB issued ASC No. 805-10 [Prior authoritative guidance: SFAS No. 141R, Business Combinations]. ASC No. 805-10 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC No. 805-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until December 28, 2008. We expect ASC No. 805-10 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited-
In March 2008 the FASB issued ASC No. 815-10-65-1 [Prior authoritative guidance: SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133]. ASC No. 815-10-65-1 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk-related contingent features contained within derivatives. ASC No. 815-10-65-1 also requires entities to disclose additional information about the amounts and location of derivatives included in the financial statements, how the provisions of ASC No. 815-10 [Prior authoritative guidance: SFAS No. 133, Accounting for Derivatives and Hedging Activities] have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. The FASB issued ASC No. 815-10-65-1 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC No. 815-10-65-1 resulted in additional disclosures in our consolidated financial statements.
In June 2008, the FASB ratified ASC No. 815-40-15 [Prior authoritative guidance: EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock]. This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC No. 815-40-15 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC No. 815-10-15 [Prior authoritative guidance: paragraphs 6-9 of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities,] for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under ASC No. 815-10-15 [Prior authoritative guidance: paragraph 11(a) of SFAS 133]. ASC No. 815-40-15 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under ASC No. 815-10-15 [Prior authoritative guidance: paragraphs 6-9 of SFAS 133], for purposes of determining whether the instrument is within the scope of ASC No. 815-40 [Prior authoritative guidance: EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock],which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. ASC No. 815-40-15 is effective for fiscal years beginning after December 15, 2008. The application of ASC No. 815-40-15 has had a material impact on the Company’s financial statements, resulting in unrealized, non-operating gains from the change in the fair value of derivative warrant liabilities in the consolidated statement of operations of $163,709 for the quarter ended September 27, 2009 and $254,809 for the nine months ended September 27, 2009, that was recorded in interest expense in the consolidated statement of operations.
In December 2007, the FASB issued ASC No. 810-10-65 [Prior authoritative guidance: SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51]. ASC No. 810-10-65 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. ASC No. 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of ASC No. 810-10-65 did not have a material impact on the Company’s consolidated financial statements.
In October 2008, the FASB issued ASC No. 820-10-35 [Prior authoritative guidance: Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active] clarifying the application of ASC No. 820-10, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company will comply with the clarification to the original application.
In April 2009, the FASB issued ASC No. 825-10-65-1 [Prior authoritative guidance: FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments]. This ASC essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the ASC requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending September 27, 2009. The adoption of ASC No. 825-10-65-1 did not impacted the Company’s consolidated financial statements.
In May 2009, the FASB issued ASC No. 855-10 [Prior authoritative literature: SFAS No. 165, Subsequent Events], to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. ASC No. 855-10 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted ASC No. 855-10 as of June 30, 2009, with no impact to our financial statements or results of operations.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited-
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 — Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or ASC No. 105-10 (Prior authoritative literature: SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). ASC No. 105-10 replaces (prior authoritative literature) SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standard Codification ™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of ASC No. 105-10, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC No. 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reflected Codification-related authoritative GAAP reference updates within our third quarter 10Q filing, as appropriate.
In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update: Amendments to Various Topics for Technical Corrections. This ASU amended various topics within the FASB Accounting Standards Codification for assorted technical corrections of material therein. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
In August 2009, the FASB issued ASU No. 2009-03, SEC Update: Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU represents technical corrections to various topics within the FASB Accounting Standards Codification containing SEC Staff Accounting Bulletins, to update cross-references to Codification text. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
In August 2009, the FASB issued ASU No. 2009-04, Accounting for Redeemable Equity Instruments, an Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This ASU provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
In September 2009, the FASB issued ASU No. 2009-06, Income Taxes (Topic 740) — Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This ASU is not applicable to the Company, since it relates to non-public entities specifically.
In September 2009, the FASB issued ASU No. 2009-07, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. This ASU represents technical corrections to various Topics within the FASB Accounting Standards Codification to various Topics containing SEC guidance, based on external comments received. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
In September 2009, the FASB issued ASU No. 2009-08, Earnings Per Share — Amendments to Section 260-10-S99. This ASU represents technical corrections to Topic 260-10-S99, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or and Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
In September 2009, the FASB issued ASU No. 2009—09, Accounting for Investments — Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees — Amendments to Sections 323-10-S99 and 505-50-S99. This ASU represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited-
3.	Long Term Debt and Warrants
2008 Investor Warrants
On December 18 and 21, 2007, January 22, 2008, February 6, 2008, and March 30, 2008, the Company sold 5,720,000, 440,000, 863,000, 1,927,000, and 1,991,000 units (Units), respectively, of its securities at a price of $1.00 per Unit, in connection with five separate closings (the Closings) of its private placement of securities (the Offering). Each Unit consists of one share of common stock of the Company, par value $.001 per share (Common Stock), and a warrant to purchase one-half of one share of Common Stock (the 2008 Investor Warrants). A total of 5,470,500 2008 Investor Warrants were issued in conjunction with the closings.
The 2008 Investor Warrants provide for the purchase of shares of Common Stock for five years at an original exercise price of $1.25 per share. The 2008 Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price or by “cashless exercise” to the extent that a registration statement covering the shares of Common Stock underlying the 2008 Investor Warrants is not in effect following the one year anniversary of issuance. A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the 2008 Investor Warrants in cash, the holder will forfeit a number of shares underlying the 2008 Investor Warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive additional proceeds to the extent that 2008 Investor Warrants are exercised by cashless exercise. As a result of the Company’s recent private placement, the exercise price of the 2008 Investor Warrants was reduced to $0.59 pursuant to the terms of such warrants.
The exercise price and number of shares of Common Stock issuable on exercise of the 2008 Investor Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. The 2008 Investor Warrants are also subject to a weighted average price protection for the term of the Investor Warrants.
Through March of 2008, the Company paid the placement agent retained in connection with the Offering (the 2008 Placement Agent) a commission of 10% of the funds raised from the investors in connection with the Closings. In addition, the 2008 Placement Agent received warrants (the 2008 Placement Agent Warrants) to purchase a number of shares of Common Stock equal to 20% of the shares of Common Stock included in the Units sold to investors. As a result of the foregoing, the 2008 Placement Agent was paid commissions of $1,294,100 and received warrants to purchase 2,988,200 shares of Common Stock. The terms of these warrants were similar to those of the 2008 Investor Warrants, except that they had a seven-year term and $1.00 original exercise price. As a result of the Company’s recent private placement, the exercise price of the 2008 Placement Agent Warrants was reduced to $0.49 pursuant to the terms of such warrants.
The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by ASC No. 815-40-15 [Prior authoritative guidance: EITF No. 07-5, Determining Whether and Instrument (or Embedded Feature) Is Indexed to an Entity’s Own Stock”]. The derivative is accounted for and classified as a “Derivative warrant liability” within the liabilities section of the consolidated balance sheet. The change in the fair value of the derivative is included within “Other income (Loss)” in the consolidated statements of operations. The change in the fair value of the derivative instrument affects the “Change in fair value of derivative warrant liability” line in the “Cash flows from operating activities” section of the consolidated statements of cash flows.
At the date of issuance of the 2008 Investor Warrants and 2008 Placement Agent Warrants, based upon evaluation under applicable ASC No. 815-10 [Prior authoritative guidance: SFAS No. 133] guidance, the Company initially determined that the financial instrument did not constitute a derivative, and, accordingly, reflected the balance within additional paid-in capital as of December 28, 2008 in the Company’s Form 10-K. During the quarter ended March 29, 2009, the Company re-assessed this categorization based upon the clarified “indexed to an entity’s own stock” criteria specified within ASC No. 815-40-15, which is effective for fiscal years beginning after December 15, 2008, and concluded that the financial instrument constituted a derivative. The aggregate fair value of the derivative at inception was determined to be $3,512,272, which was recorded as a derivative liability during the quarter ended March 29, 2009. At December 29, 2008, the aggregate fair value of the derivatives was $353,248. The decrease in the fair value of the derivative in the aggregate amount of $3,159,024 upon adoption of ASC No. 815-40-15 was recorded in the consolidated statements of changes in stockholders’ equity as a cumulative adjustment gain on derivative during the three months ended March 29, 2009.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited-
At September 27, 2009, the aggregate fair value of the derivative was $27,367. The decrease in the fair value of the derivative was in the aggregate amount of $325,881 during the nine months ended September 27, 2009. The decrease in the fair value of the derivative for the three months ended September 27, 2009 was $71,072. The decrease in the fair value of the derivate was recorded in the consolidated statement of operations as other income.

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

Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of September 27, 2009
	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under ASC No. 815-10:
None

Derivatives not designated as hedging instruments under ASC No. 815-10:
Derivative warrant liability	Long-term liabilities	$27,367

Total derivatives		$27,367

The effect of the derivative instrument on the consolidated statements of operations for the quarter ended September 27, 2009 follows:

		Amount of Gain	Amount of Gain
		(Loss) Recognized in	(Loss) Recognized in
	Location of Gain (Loss)	Income on Derivative	Income on Derivative
	Recognized in Income on	Three Months Ended	Nine Months Ended
	Derivative	September 27, 2009	September 27, 2009
Derivatives not designated as hedging instruments under ASC No. 815-10:
Derivative warrant liability	Other Income (Expense)	$71,072	$325,181

Total		$71,072	$325,181

The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by ASC 820-10, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of the warrant liability was estimated on the date of issuance, as of December 29, 2008, and as of September 27, 2009, using the following assumptions:

	At Issuance	December 29, 2008	September 27, 2009
Expected term (years)	5 – 7 Years	5 – 7 Years	5 – 7 Years
Expected volatility	32.34%	34.87%	37.20%
Risk-free interest rate	2.46%	1.55%	1.51%
Expected annual dividend	0.00%	0.00%	0.00%

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited-
The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative at December 29, 2008, and for the quarter ended September 27, 2009:

Balance as of December 28, 2008	$—
Fair value of warrant liability at issuance	3,512,272
Decrease in fair value at December 29, 2008	(3,159,024)
Decrease in fair value during the nine months ended September 27, 2009	(325,881)
Balance as of September 27, 2009	$27,367
2009 Warrants
On March 19, 2009, the Company sold 8% Senior Secured Convertible Debentures (the Debentures) to investors in the principal amount of $3,315,000 and issued warrants (the 2009 Warrants and, collectively with the Debentures, the Securities) to purchase 12,750,000 shares of our Common Stock to such investors in connection with first closing of our private placement of securities (the 2009 Offering). On April 20, 2009, the Company sold an additional $2,559,000 of Debentures in connection with the final closing of its private offering to accredited investors. The addition of both closings is $5,874,000 of Debentures. The Debentures bear interest at a rate of 8% and are due three years from the date they are issued. The Debentures are convertible into shares of Common Stock at $0.13 per share. In addition, each investor will receive 5-year detachable warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. Interest on the Debentures a rate of 8% per annum is payable on a quarterly basis. Subject to certain conditions, the Company has the right to pay interest on the Debentures in either cash or shares of Common Stock, or in a combination of cash and Common Stock. After the one year anniversary of the first closing of the 2009 Offering, the Company has the right to redeem the Debentures at a 20% premium, subject to certain conditions. Subject to certain conditions, the Company has the right to force conversion of the Debentures into shares of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission covering all shares of Common Stock issuable upon conversion of the Debentures and/or exercise of the 2009 Warrants.
The Company paid Garden State Securities, Inc., the placement agent retained in connection with the 2009 Offering (the 2009 Placement Agent), (i) a commission of 10% of the aggregate subscription amount of the Securities sold in the 2009 Offering, plus (ii) $50,000 for its legal fees and expenses, plus (iii) a non-accountable expense allowance equal to 3% of the aggregate subscription amount of the Securities sold in the 2009 Offering. In addition, the 2009 Placement Agent (or its assigns) received warrants (the 2009 Placement Agent Warrants) to purchase a number of shares of Common Stock equal to twenty percent (20%) of the maximum number of shares of Common Stock underlying the Debentures and 2009 Warrants sold in the 2009 Offering. As a result of the foregoing, the 2009 Placement Agent was paid a commission of $587,400 plus a non-accountable expense allowance of $176,220 and received warrants to purchase 5,100,000 shares of Common Stock for March 2009 first closing, and 3,936,923 for April 2009 second and final closing in connection with the 2009 Offering. The terms of these warrants were similar to those of the 2009 Warrants.
In conjunction with the Debentures and the 2009 Warrants, the Company recorded debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. For the quarter ended September 27, 2009, the Company recorded interest expense of $104,143 in conjunction with accreting the debt discount on the warrants and the beneficial conversion feature over the debt term. For the nine months ended September 27, 2009, the Company recorded interest expense of $190,270 in connection with the debt discount on the warrants and the beneficial conversion feature over the debt term.
4.	Stock-Based Compensation
During the three and nine month periods ended September 27, 2009, the Company recognized $92,712 and $539,064, respectively, of stock-based compensation expense for equity awards to employees, consultants and vendors. During the three and nine month periods ended September 28, 2008, the Company recognized $369,442 and $2,038,032 respectively of stock-based compensation expense.
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

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited-
The fair value of each stock option granted during the three and nine month periods ended September 27, 2009 was estimated on the date of grant using the following assumptions:

Expected term (years)	1.73
Expected volatility	36.53%
Risk-free interest rate	.89%
Expected annual dividend	None
The expected term is based on the remaining vesting term and the contractual term. Expected volatility is based on the historical volatility of published common stock prices over the last two years of comparable publicly held companies. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted during the three and six month periods ended September 27, 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The 2004 Plan
Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 304,702 shares of Common Stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. There were no options granted or exercised, however there were 82,347 options forfeited under the 2004 Plan during the nine months ended September 27, 2009. On May 13, 2009 the Company’s Board of Directors approved the cancellation of 181,981 stock options of current employees under the 2004 Plan and issuance of new stock options under the 2007 Plan for the same individuals, with a vesting schedule identical to the remaining vesting schedule of the canceled options at an exercise price of $0.20 per share. At September 27, 2009, there were 40,374 options outstanding under the 2004 Plan. All of the outstanding options are exercisable as of September 27, 2009. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at September 27, 2009.

The 2007 Plan
There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 6,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. On May 13, 2009 the Company’s Board of Directors approved the cancellation of 2,360,920 stock options of current employees under the 2007 Plan and the issuance of new stock options under the 2007 Plan for the same individuals, with a vesting schedule identical to the remaining vesting schedule of the canceled options at an exercise price of $0.20 per share. Also, the Company’s Board of Directors approved the cancellation of 1,387,089 non-qualified stock options originally issued outside of the 2007 Plan and the issuance of the same amount under the 2007 Plan, at an exercise price of $0.20. The Company recognized an additional compensation expense of $114,223 in connection with this cancellation and issuance of the vested stock options and also the Company will recognize an additional expense of $39,903 for the unvested shares over approximately two years. At September 27, 2009, there were 3,979,990 stock options outstanding under the 2007 Plan. At September 27, 2009, options to purchase 3,212,038 shares of Common Stock were exercisable at a weighted average exercise price of $0.20. An additional 767,952 options will vest over the next 18 months.
Activity under the 2007 Plan from December 29, 2008 through September 27, 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 29, 2008	2,845,920	$1.07	9.1	$-0-
Granted	3,979,990	0.20	8.5
Forfeited	(485,000)	1.10	—
Canceled	(2,360,920)	1.07	—

Outstanding at September 27, 2009	3,979,990	$0.20	8.5	$-0-

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited-
The options outstanding and exercisable at September 27, 2009 were as follows:

Options Outstanding			Options Exercisable
Weighted
Average
Remaining
Number of	Exercise	Contractual	Number of
Options	Price	Term	Options	Exercise Price

3,979,990	$0.20	8.7	3,212,038	$0.20
There are 2,020,010 options available for grant under the 2007 Plan and the fair value at grant for 2009 options was $0.039. The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.125 as of September 27, 2009 which would have been received by the options holders had all option holders exercise their options as of that date. There are no in-the-money options exercisable as of September 27, 2009.
At September 27, 2009 there was $331,941 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately 2 years.
5.	Income Taxes
The Company applies the provisions of ASC No. 740-10-25 [Prior authoritative guidance: FIN No. 48, Accounting for Uncertainty in Income Taxes] which requires that the impact of tax positions taken by the Company be recognized in the financial statements if they are more likely than not of being sustained based upon the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.
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
The Company’s income tax returns have not been audited by the Internal Revenue Service (IRS) or any state taxing authority. The years 2006 through 2008 remain open to examination by the IRS and state taxing authority. The Company believes it is not subject to any tax exposure beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense
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

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited-
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
7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008

Cash paid during the period for interest	$8,659	$17,548	$39,025	$62,650

Property and equipment acquired with capital lease	$12,357	$54,693	$12,357	$72,714

8.	Loss Per Share
The amounts used for basic and diluted per share calculations are as follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Net loss	$(1,135,261)	$(1,891,139)	$(3,094,344)	$(6,770,295)

Weighted average number of shares outstanding — basic and diluted	35,597,756	34,813,669	34,950,705	33,528,508

Basic and diluted per common share	$(0.03)	$(0.05)	$(0.09)	$(0.20)

Diluted earnings (loss) per share are not presented since the effect of the assumed exercise of options and warrants to purchase common stock would have been anti-dilutive. A total of a 49,847,276 and 18,562,392 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the three and nine month periods ended September 27, 2009 and September 28, 2008, because their inclusion would have been anti-dilutive.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements — Unaudited-
9.	Segment Data
The Company operates two business segments: Store Operations and Franchise Operations. The Store Operations segment comprises the operating activities of restaurants owned or operated by the Company. The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the KnowFat and UFood Grill tradenames and also costs to monitor the operations of these business units. Under the terms of the franchise agreements, the licensed operators pay royalties and fees to the Company in return for the use of the KnowFat and UFood Grill tradenames.
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

Segment information for the Company’s two business segments follows:

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Revenues:
Store operations	$1,214,220	$1,449,086	$3,548,216	$4,278,008
Franchise operations	59,133	97,739	331,346	229,754

Total revenue	$1,273,353	$1,546,825	$3,879,562	$4,507,762

Segment income (loss):
Store operations	$36,519	$(153,096)	$(5,439)	$(481,719)
Franchise operations	(209,057)	(329,878)	(716,277)	(1,943,372)

Total segment loss	$(172,538)	$(482,974)	$(721,716)	$(2,425,091)

Unallocated general and administrative expenses	$555,424	$904,740	$1,690,839	$3,089,432
Advertising, marketing and promotion	67,880	179,096	172,635	769,667
Depreciation and amortization	100,894	133,036	309,705	368,016

Interest (income) expense, net	225,449	(2,822)	516,150	(7,451)
Other (income) expense	13,076	194,115	(316,701)	125,540

Net loss	$(1,135,261)	$(1,891,139)	$(3,094,344)	$(6,770,295)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Overview
Our operations currently consist of seven restaurants located in the Boston area, Naples, FL, Sacramento, CA, and Dallas Forth Worth, TX; comprising four Company-owned restaurants and three franchise-owned locations. We have entered into a total of six area development agreements covering 68 franchise units in nine states (California, Colorado, Florida, Illinois, Idaho, Montana, Texas, Utah and Wyoming), including the four franchise locations currently open and operating, and requiring the construction by franchisees of 60 future UFood Grill outlets. During the three months ended September 27, 2009, the stores in Draper, Utah and Sacramento, CA closed. Also, the Area Development Agreement covering the states of Colorado, Idaho, Montana, Utah and Wyoming became inactive. We have entered into a franchise agreement with Midfield Concessions for one unit at Boston Logan Airport.
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
Critical Accounting Policies & Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the three and nine months ended September 27, 2009 and September 28, 2008 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.
Revenue Recognition
We follow the accounting guidance of ASC No. 952-605-25 and ASC No. 952-340-25 [Prior authoritative guidance: SFAS No. 45, Accounting for Franchise Fee Income]. Franchisee deposits represent advances on initial franchise fees prior to the opening of the franchisee location. We recognize initial franchise fee revenue when all material services we are required to perform and all material conditions we are required to satisfy have been substantially completed, which is generally the opening of the franchised location. We defer direct costs related to franchise sales until the related revenue is recognized; however, the deferred costs shall not exceed anticipated revenue less estimated additional related costs. Such costs include training, facilities design, menu planning and marketing. Franchise royalty revenues are recognized in the same period the relevant franchisee sales occur.
We record revenue for Company-owned store sales upon delivery of the related food and other products to the customer.
Valuation of Goodwill
We account for goodwill and other intangible assets under ASC No. 805-10 [Prior authoritative guidance: SFAS No. 141, Business Combinations], and ASC No. 350-20 to 30 [Prior authoritative guidance: SFAS No. 142, Goodwill and Other Intangible Assets]. ASC No. 805-10 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under ASC No. 350-20 to 30, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. At December 30, 2007, the carrying amount of goodwill was $977,135 and was comprised of $841,135 of goodwill attributable to our store operations segment and $136,000 of goodwill attributable to our franchise operations segment. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. Goodwill attributable to our store operations segment is evaluated on a restaurant by restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company was determined based upon the restaurant’s location, cash flows and growth prospects.
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

Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Three Months Ended		Nine months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Revenues:
Store sales	95.4%	93.7%	91.4%	94.9%
Franchise royalties and fees	4.6	6.3	8.5	5.0
Other revenue	—	—	0.1	0.1

	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Food and paper costs	31.8%	35.0%	32.4%	34.3%
Cost of nutritional products	7.0	8.7	7.6	10.2
Labor	27.9	32.2	29.4	30.7
Occupancy	11.1	12.7	12.1	12.0
Other store operating expenses	16.1	17.6	16.2	17.5
General and administrative expenses	69.7	94.2	74.2	127.9
Advertising, marketing and promotion expenses	5.3	11.6	4.4	17.1
Depreciation and amortization	7.9	8.6	8.0	8.2
Loss on disposal of assets	1.2	—	2.0	0.1

Total costs and expenses	170.4	209.9	174.6	247.6

Operating loss	(70.4)	(109.9)	(74.6)	(147.6)

Other income (expense):
Interest income	0.5	1.3	0.4	1.6
Interest expense	(18.2)	(1.1)	(13.7)	(1.4)
Other income (expense)	(1.0)	(12.5)	8.2	(2.8)

Other income (expense), net	(18.7)	(12.4)	(5.1)	(2.6)

Loss before income taxes	(89.1)	(122.3)	(79.7)	(150.2)
Income taxes	—	—	—	—

Net loss	(89.1)%	(122.3)%	(79.7)%	(150.2)%

(1)	Food and paper costs are shown as a percentage of food sales. Cost of nutritional products, labor, occupancy and other store operating expenses are shown as a percentage of total store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Three Months Ended		Nine months Ended
	September 27,	September 28,	September 27,	September 28,
	2009	2008	2009	2008
Company-owned locations:
Locations at the beginning of the year	4	4	5	4
Locations opened	—	—	—	—
Locations closed (1)	—	—	(1)	—
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	4	4	4	4

Franchise-owned locations:
Locations at the beginning of the year	5	4	5	4
Locations opened	—	1	3	1
Locations closed	(2)	(1)	(5)	(1)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	3	4	3	4

System-wide locations
Locations at the beginning of the year	9	8	10	8
Locations opened	—	1	3	1
Locations closed	(2)	(1)	(6)	(1)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	7	8	7	8

(1)	In February 1, 2008, the Company agreed to operate one franchise-owned location pursuant to the terms of a management services agreement. This store was closed on March 27, 2009.
Three Months Ended September 27, 2009 Compared to Three Months Ended September 28, 2008
General
For the three months ended September 27, 2009, our comparable store sales for Company owned stores decreased by 3.5%. Comparable store sales of Company-owned and franchisee-owned locations were adversely impacted by the economic downturn and as a result the slowdown in consumer spending. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Total revenues for the three months ended September 27, 2009 decreased by $273,472, or 17.7% to $1,273,353 from $1,546,825 for the three months ended September 28, 2008. The decrease in total revenues for the three months ended September 27, 2009 as compared to the prior year was primarily due to the closing of two stores operated under a management service agreement during the same period the prior year.

Sales at Company-operated stores for the three months ended September 27, 2009 decreased by $234,866, or 16.2% to $1,214,220 from $1,449,086 for the three months ended September 28, 2008. As a percentage of total sales revenues, sales at Company-operated stores increased to 95.4% of the total revenues for the three months ended September 27, 2009 from 93.7% of the total revenues for the three months ended September 28, 2008. The decrease in sales at Company-operated stores for the three months ended September 27, 2009 was primarily due to the closing of two Company-operated stores managed by the Company under a management services agreement and the decline in comparable store sales.
During the three months ended September 27, 2009, franchise royalties and fees decreased by $38,150, or 39.0% to $59,589 from $97,739 for the three months ended September 28, 2008 due to a decrease in the number of franchisee-owned stores operating and the decrease in comparable sales and a corresponding reduction in royalties.
Costs and Expenses
Food and paper costs for the three months ended September 27, 2009 decreased by $100,707, or 22.6%, to $344,270 from $444,977 for the three months ended September 28, 2008. The decrease was primarily attributable to less Company-operated stores in operation compared to the same period in the prior year. As a percentage of food sales, food and paper costs decreased to 31.8% of food sales for the three months ended September 27, 2009 down from 35.0% of food sales for the three months ended September 28, 2008. The decrease in food and paper costs as a percentage of food sales was primarily attributable to the introduction of new menu items with lower food cost and resourcing some of the raw materials at a lower cost.
The cost of nutritional products for the three months ended September 27, 2009 decreased by $40,957, or 32.6%, to $84,796 from $125,753 for the three months ended September 28, 2008. As a percentage of store sales, the cost of nutritional products decreased to 7.0% of store sales for the three months ended September 27, 2009 from 8.7% of store sales for the three months ended September 28, 2008. The decrease in the cost of nutritional products as a percentage of store sales was primarily attributable to elimination of the nutritional products in two of our Company-operated stores as a result of the conversion to the UFood brand.
Store labor expense for the three months ended September 27, 2009 decreased by $127,672, or 27.4%, to $339,100 from $466,772 for the three months ended September 28, 2008. The decrease in labor expense was primarily attributable to fewer Company-operated stores and less labor hours. As a percentage of store sales, labor expense decreased to 27.9% of store sales for the three months ended September 27, 2009 from 32.2% of store sales for the three months ended September 28, 2008.
Store occupancy costs for the three months ended September 27, 2009 decreased by $48,566, or 26.4%, to $135,114 from $183,680 for the three months ended September 28, 2008. The decrease in occupancy costs was primarily attributable to fewer Company-operated stores. As a percentage of store sales, occupancy costs decreased to 11.1% of store sales for the three months ended September 27, 2009 from 12.7% of store sales for the three months ended September 28, 2008 primarily due to the remaining Company-owned stores with higher average weekly sales than the same period the prior year.
Other store operating expenses for the three months ended September 27, 2009 decreased by $60,116, or 23.5%, to $195,568 from $255,684 for the three months ended September 28, 2008. The decrease was primarily due to fewer stores in operation by the Company, slightly offset by higher cost for utilities. As a percentage of store sales, other store operating expenses decreased to 16.1% of store sales for the three months ended September 27, 2009 from 17.6% of store sales during the three months ended September 28, 2008.
General and administrative expenses for the three months ended September 27, 2009 decreased by $570,249 or 39.1%, to $887,424 from $1,457,673 for the three months ended September 28, 2008. The decrease in general and administrative expenses was primarily due to a significant reduction in investor relations and public relations expenses, stock-based compensation and payroll expenses. As a result of the foregoing, general and administrative expenses decreased to 69.7% of total revenues during the three months ended September 27, 2009 down from 94.2% of total revenues for the three months ended September 28, 2008.
Advertising, marketing and promotion expenses for the three months ended September 27, 2009 decreased by $111,216 or 62.1%, to $67,880 from $179,096 for the three months ended September 28, 2008. The decrease in advertising, marketing and promotion expenses was primarily due to a decrease in expenses related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007, and expenses incurred in connection with the conversion of franchise-owned and Company-operated stores operating under the KnowFat! tradename to stores operating under the UFood Grill tradename. Advertising, marketing and promotion expenses for the three months ended September 27, 2009 and September 28, 2008 include $4,761 and $25,519, respectively, of non-cash, stock-based compensation expense attributable to the GFV Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses decreased to 5.3% of total revenues in the three months ended September 27, 2009 down from 11.6% of total revenues in the three months ended September 28, 2008.

Depreciation and amortization expense for the three months ended September 27, 2009 decreased by $32,142, or 24.2%, to $100,894 from $133,036 for the three months ended September 28, 2008. As a percentage of total revenues, depreciation and amortization expense decreased to 7.9% of total revenues for the three months ended September 27, 2009 up from 8.6% of total revenues for the three months ended September 28, 2008.
Other income and expense for the three months ended September 27, 2009 increase by $47,232, or 24.7 % to an expense of $238,525 from $191,293 for the three months ended September 28, 2008. The increase was primarily attributable to the interest payment of the outstanding debentures offset by the fluctuation of the fair value of the warrants issued in connection with our latest private placement offering.
The net loss for the three months ended September 27, 2009 decreased by $755,878, or 40% to $1,135,261, from $1,891,139, for the three months ended September 28, 2008. Our net loss decreased primarily due to the decrease in general and administrative expenses and marketing, advertising and promotion expenses. As a percentage of total revenues, our net loss decreased to 89.1% of total revenues for the three months ended September 27, 2009 down from 122.2% of total revenues for the three months ended September 28, 2008.
Nine Months Ended September 27, 2009 Compared to Nine Months Ended September 28, 2008
General
For the nine months ended September 27, 2009, our comparable store sales for Company owned stores decreased by 10.2%. System-wide comparable store sales decreased by 14.0%. Comparable store sales of Company-owned and franchisee-owned locations were adversely impacted by weather in the Boston area and a slowdown in consumer spending. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Our total revenues for the nine months ended September 27, 2009 decreased by $628,200, or 13.9%, to $3,879,562 from $4,507,762 for the nine months ended September 28, 2008. The decrease in total revenues was primarily due to fewer Company-operated stores partially offset by an increase in franchise fees from new store openings.
Total store sales at Company-owned stores for the nine months ended September 27, 2009 decreased by $729,792, or 17.1%, to $3,548,216 from $4,278,008 for the nine months ended September 28, 2008. As a percentage of total revenues, sales at Company-owned stores decreased to 91.5% of total revenues for the nine months ended September 27, 2009 from 94.9% of total revenues for the nine months ended September 28, 2008. The decrease in sales at Company-owned stores for the nine months ended September 27, 2009 was primarily due to the decrease in the numbers of Company-operated stores and the decrease in comparable sales for Company-operated stores.
During the nine months ended September 27, 2009, franchise royalties and fees increased by $105,310, or 47.1% to $329,107 from $223,797 for the nine months ended September 28, 2008 primarily due to a increase in franchise fees from new store openings and royalties from the new stores, partially offset by the decrease on system-wide comparable sales.
Costs and Expenses
Food and paper costs for the nine months ended September 27, 2009 decreased by $224,219, or 18.1%, to $1,016,855 from $1,241,074 for the nine months ended September 27, 2008. The decrease was primarily attributable to fewer Company-operated stores during this period of time. As a percentage of food sales, food and paper costs decreased to 32.4% of food sales during the nine months ended September 27, 2009 down from 34.3% of food sales during the nine months ended September 28, 2008. The decrease in food and paper costs as a percentage of food sales was primarily attributable to the introduction of new menu items with lower food cost and resourcing some of the raw materials at a lower cost.
The cost of nutritional products for the nine months ended September 27, 2009 decreased by $165,423, or 38.0%, to $269,665 from $435,088 for the nine months ended September 28, 2008. As a percentage of store sales, the cost of nutritional products decreased to 7.6% of store sales for the nine months ended September 27, 2009 down from 10.2% of store sales for the nine months ended September 28, 2008. The decrease in the cost of nutritional products as a percentage of store sales was primarily attributable to the deletion of the sale of nutritional products in two of our stores as a result of the conversion to the UFood brand.

Store labor expense for the nine months ended September 27, 2009 decreased by $268,898, or 20.5%, to $1,044,773 from $1,313,671 for the nine months ended September 28, 2008. The decrease in labor expense was primarily attributable to a reduction in the number of Company-operated stores. As a percentage of store sales, labor expense decreased to 29.4% of store sales for the nine months ended September 27, 2009 down from 30.7% of store sales for the nine months ended September 28, 2008. The decrease in the labor percentage of store sales is primarily due reduction of man hours, consequently improving efficiency.
Store occupancy costs for the nine months ended September 27, 2009 decreased by $85,761, or 16.7%, to $427,721 from $513,482 for the nine months ended September 28, 2008. The decrease in store occupancy costs was primarily attributable to fewer Company-operated stores operating during this period of time compared to the prior year for the same period.
Other store operating expenses for the nine months ended September 27, 2009 decreased by $174,864, or 23.3%, to $575,666 from $750,530 for the nine months ended September 28, 2008. The decrease was primarily due to fewer Company-operated stores and the reduction of most of all other store expenses. As a percentage of store sales, other store operating expenses decreased to 16.2% of store sales for the nine months ended September 27, 2009 from 17.5% of store sales for the nine months ended September 28, 2008, primarily due to less maintenance expenses.
General and administrative expenses for the nine months ended September 27, 2009 decreased by $2,886,435, or 50.1%, to $2,879,496 from $5,765,931 for the nine months ended September 28, 2008. The decrease in general and administrative expenses was primarily due to reduction on investor relations and public relations expenses, stock-based compensation expense resulting from equity awards to employees and payroll, as well as a significant reduction on legal expenses. During the nine months ended September 27, 2009, the Company recognized $392,253 of stock-based compensation expenses attributable to equity awards to employees and $1,557,676 for the nine months ended on September 28, 2008. As a result of the foregoing, general and administrative expenses decreased to 74.2% of total revenues during the nine months ended September 27, 2009 from 127.9% of total revenues for the nine months ended September 28, 2008.
Advertising, marketing and promotion expenses for the nine months ended September 27, 2009 decreased by $597,032, or 77.6%, to $172,635 from $769,667 for the nine months ended September 28, 2008. The decrease in advertising, marketing and promotion expenses was primarily due to a decrease in expenses related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007, and expenses incurred in 2008 in connection with the conversion of franchise-owned and Company-operated stores operating under the KnowFat! tradename to stores operating under the UFood tradename. Advertising, marketing and promotion expenses for the nine months ended September 27, 2009 and September 28, 2008 include $21,519 and $480,356, respectively, of non-cash, stock-based compensation expense attributable to the GFV Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses decreased to 4.4% of total revenues during the nine months ended September 27, 2009 from 17.1% of total revenues during the nine months ended September 28, 2008.
Depreciation and amortization expense for the nine months ended September 27, 2009 decreased by $58,311, or 15.8%, to $309,705 from $368,016 for the nine months ended September 28, 2008. As a percentage of total revenues, depreciation and amortization expense decreased to 8.0% of total revenues for the nine months ended September 27, 2009 down from 8.2% of total revenues for the nine months ended September 28, 2008.
Other income and expense increased from an expense $118,089 for the nine months ended September 28, 2008 to $199,449 for the nine months ended September 27, 2009. The increase of $81,360 was primarily due to higher interest expense attributable to the amortization of the deferred financing costs and the beneficial conversion feature of the outstanding debentures, offset by Other income generated by the variance of the warrants’ fair value that were issued in conjunction the latest private placement offering. The Company recognized $532,828 of interest expense for the nine months ended September 27, 2009 compared to $62,650 for the nine months ended September 28, 2008. As a percentage of total revenues, other expenses increased to 5.1% of total revenues during the nine months ended September 27, 2009 from 2.6% of total revenues during the nine months ended September 28, 2008.
Our net loss for the nine months ended September 27, 2009 decreased by $3,675,951, or 54.3%, to $3,094,344, from $6,770,295, for the nine months ended September 28, 2008. Our net loss decreased primarily due to the decrease in general and administrative expenses and advertising, marketing and promotion expenses. As a percentage of total revenues, our net loss decreased to 79.7% of total revenues for the nine months ended September 27, 2009 from 150.2% of total revenues for the nine months ended September 28, 2008.

Liquidity and Capital Resources
Cash and cash equivalents and restricted cash at September 27, 2009 were $3,105,336 compared to $1,205,041 at December 28, 2008. Cash is primarily used to fund our (i) capital expenditures for new and remodeled Company-owned stores, (ii) acquisitions of franchisee-owned stores, (iii) working capital requirements and (iv) net operating losses. At September 27, 2009, restricted cash included $60,276 of cash secured by a letter of credit for our office lease.
During the nine months ended September 27, 2009, the Company sold $5,874,000 of Senior Secured Convertible Debentures (the Debentures) in a private offering to accredited investors. The Company received net cash proceeds of $4,890,518. The debentures bear interest at a rate of 8% and are due three years from the date they are issued. The Debentures are convertible into shares of common stock at $0.13 per share. In addition, each investor will receive 5-year detachable Warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. Interest on the Debentures bear a rate of 8% per annum and is payable on a quarterly basis. Subject to certain conditions, the Company has the right to pay interest on the Debentures in either cash or shares of Common Stock, or in a combination of cash and Common Stock.
At September 27, 2009, we had working capital of $1,460,255 compared to negative working capital of $1,085,995 at December 28, 2008. The increase in working capital was primarily due to an increase in cash and cash equivalents due to net cash proceeds received from the Senior Secured Convertible Debentures in the amount of $4,890,518.
We used $2,566,029 of cash to fund our operating activities in the nine months ended September 27, 2009 compared with $4,330,413 of cash used to fund our operating activities in nine months ended September 28, 2008. The decrease in cash used to fund our operating activities was primarily due to reduction in operating losses, and prepaids mostly offset by an increase in financing costs, and a reduction in franchisee deposits.
During the nine months ended September 27, 2009, we spent $102,304 for the acquisition of equipment compared with $527,660 spent for the acquisition of equipment during the nine months ended September 28, 2008.
During the nine months ended September 27, 2009, financing activities provided $4,920,842 of cash, primarily due to cash proceeds received from the sale of Senior Secure Convertible Debentures described above and the release and usage of restricted cash partially offset by payments on long term debt. During the nine months ended September 28, 2008, financing activities provided $3,449,094 of cash. We received $4,088,871 of net cash proceeds from the sale of 4,781,000 Units of our securities as described above and we used $1,209,554 of cash to repay outstanding indebtedness during the nine months ended September 28, 2008.
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
We recently signed a lease agreement with Westfield Concession Management II, LLC for a location at the Terminal C Logan Airport
The following table sets forth information as of September 27, 2009, with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

		Less Than		1 Year to	4 Years to	More than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$3,914,382	$873,376	(1)	$3,041,006	$—	$—
Capital leases	114,436	61,152		53,284	—	—
Operating leases	4,681,691	205,025		1,619,855	1,675,226	1,181,585

(1)	During the nine months ended September 27, 2009, the Company repaid $280,450 of its long-term debt. Long-term debt due in less than 1 year and includes $450,000 that becomes due upon the sale of the Company’s Landmark Center restaurant and store. The Company currently has no plans to sell its Landmark Center unit.

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
Recent Accounting Pronouncements
Adoption of New Accounting Principle
In December 2007, the FASB issued ASC No. 805-10 [Prior authoritative guidance: SFAS No. 141R, Business Combinations]. ASC No. 805-10 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC No. 805-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008. Accordingly, any business combinations we engage in will be recorded and disclosed following existing GAAP until December 28, 2008. We expect ASC No. 805-10 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
In March 2008 the FASB issued ASC No. 815-10-65-1 [Prior authoritative guidance: SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133]. ASC No. 815-10-65-1 requires entities that utilize derivative instruments to provide qualitative disclosures about their objectives and strategies for using such instruments, as well as any details of credit risk-related contingent features contained within derivatives. ASC No. 815-10-65-1 also requires entities to disclose additional information about the amounts and location of derivatives included in the financial statements, how the provisions of ASC No. 815-10 [Prior authoritative guidance: SFAS No. 133, Accounting for Derivatives and Hedging Activities] have been applied, and the impact that hedges have on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of ASC No. 815-10-65-1 did not have a material impact on our future consolidated financial statements.
In June 2008, the FASB ratified ASC No. 815-40-15 [Prior authoritative guidance: EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) is Indexed to an Entity’s Own Stock]. This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC No. 815-40-15 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC No. 815-10-15 [Prior authoritative guidance: paragraphs 6-9 of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities,] for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under ASC No. 815-10-15 [Prior authoritative guidance: paragraph 11(a) of SFAS 133]. ASC No. 815-40-15 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under ASC No. 815-10- 15 [Prior authoritative guidance: paragraphs 6-9 of SFAS 133], for purposes of determining whether the instrument is within the scope of ASC No. 815-40 [Prior authoritative guidance: EITF Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock] which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. ASC No. 815-40-15 is effective for fiscal years beginning after December 15, 2008. The application of ASC No. 815-40-15 has had a material impact on the Company’s financial statements, resulting in unrealized, non-operating gains from the change in the fair value of derivative warrant liabilities in the consolidated statement of operations of $163,709 for the quarter ended September 27, 2009 and $254,809 for the nine months ended September 27, 2009, that was recorded in interest expense in the consolidated statement of operations.

In December 2007, the FASB issued ASC No. 810-10-65 [Prior authoritative guidance: SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements, an Amendment of ARB 51]. ASC No. 810-10-65 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. ASC No. 810-10-65 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of ASC No. 810-10-65 did not have a material impact on the Company’s future consolidated financial statements.
In October 2008, the FASB issued ASC No. 820-10-35 [Prior authoritative guidance: Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active] clarifying the application of ASC No. 820-10, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company will comply with the clarification to the original application.
In April 2009, the FASB issued ASC No. 825-10-65-1 [Prior authoritative guidance: FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments]. This ASC essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the ASC requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending September 27, 2009. The Company is currently evaluation the requirements of these additional disclosures.
In May 2009, the FASB issued ASC No. 855-10 [Prior authoritative literature: SFAS No. 165, Subsequent Events], to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. ASC No. 855-10 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted ASC No. 855-10 as of June 30, 2009, with no impact to our financial statements.
In June 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-01, Topic 105 - Generally Accepted Accounting Principles, amendments based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, or ASC No. 105-10 (Prior authoritative literature: SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162). ASC No. 105-10 replaces (prior authoritative literature) SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standard Codification ™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of ASC No. 105-10, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC No. 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reflected Codification-related authoritative GAAP reference updates within our third quarter 10Q filing, as appropriate.
In June 2009, the FASB issued ASU No. 2009-02, Omnibus Update: Amendments to Various Topics for Technical Corrections. This ASU amended various topics within the FASB Accounting Standards Codification for assorted technical corrections of material therein. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
In August 2009, the FASB issued ASU No. 2009-03, SEC Update: Amendments to Various Topics Containing SEC Staff Accounting Bulletins. This ASU represents technical corrections to various topics within the FASB Accounting Standards Codification containing SEC Staff Accounting Bulletins, to update cross-references to Codification text. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.

In August 2009, the FASB issued ASU No. 2009-04, Accounting for Redeemable Equity Instruments, an Amendment to Section 480-10-S99. This ASU represents an update to Section 480-10-S99, per EITF Topic D-98, Classification and Measurement of Redeemable Securities. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820), Measuring Liabilities at Fair Value. This ASU provides amendments to Subtopic 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. The guidance provided in this ASU is effective for the first reporting period (including interim periods) beginning after issuance. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
In September 2009, the FASB issued ASU No. 2009-06, Income Taxes (Topic 740) — Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities. This ASU is not applicable to the Company, since it relates to non-public entities specifically.
In September 2009, the FASB issued ASU No. 2009-07, Accounting for Various Topics — Technical Corrections to SEC Paragraphs. This ASU represents technical corrections to various Topics within the FASB Accounting Standards Codification to various Topics containing SEC guidance, based on external comments received. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
In September 2009, the FASB issued ASU No. 2009-08, Earnings per Share — Amendments to Section 260-10-S99. This ASU represents technical corrections to Topic 260-10-S99, based on EITF Topic D-53, Computation of Earnings Per Share for a Period that Includes a Redemption or and Induced Conversion of a Portion of a Class of Preferred Stock and EITF Topic D-42, The Effect of the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.
In September 2009, the FASB issued ASU No. 2009—09, Accounting for Investments — Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees — Amendments to Sections 323-10-S99 and 505-50-S99. This ASU represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company has evaluated this new ASU, and has determined that it will not have a significant impact on the determination or reporting of its financial results.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Not applicable.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of September 27, 2009, our Chief Executive Officer (CEO) and Acting Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, except for the material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in the Company’s internal controls during the fiscal quarter ended September 27, 2009 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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

Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of September 27, 2009 based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal controls over financial reporting were not effective as of September 27, 2009 and that a material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting following the reverse merger on December 18, 2007. A contributing factor to our internal control deficiencies is the Company’s small size and the lack of sufficient resources to perform the testing of internal controls within the prescribed time frame. As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.
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

2.2		Certificate of Merger (incorporated by reference to Exhibit 2.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

3.1	(a)
Amended and Restated Articles of Incorporation of UFood Restaurant Group, Inc. (f/k/a Axxent Media Corporation and UFood Franchise Company) (incorporated by reference to Exhibit 3.1(a) to the Company’s Form 8-K filed with the Securities and Exchange Commission on August 22, 2007)

3.1	(b)
Amendment to Articles of Incorporation of UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 3.1(b) to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 26, 2007)

3.2
Amended and Restated Bylaws of UFood Restaurant Group, Inc. (f/k/a Axxent Media Corporation and UFood Franchise Company) (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form SB-2 filed with the Securities and Exchange Commission on July 31, 2006)

10.1
Employment Agreement between KnowFat Franchise Company, Inc., and George Naddaff (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.2
Employment agreement between UFood Restaurant Group, Inc., and Charles A. Cocotas (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-k filed with the Securities and Exchange Commission on February 19, 2008)

10.3
Joint Venture Agreement dated as of January 26, 2004 between George Naddaff and Eric Spitz and Low Fat No Fat Gourmet Café, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on September 11, 2008)

10.4		Form of UFood Area Development Agreement (incorporated by reference to Exhibit 10.41 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on November 18, 2008)

10.5		Form of UFood Franchise Agreement (incorporated by reference to Exhibit 10.42 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on November 18, 2008)

Exhibit No.	Description
10.6	KnowFat Franchise Company, Inc., 2004 Stock Option Plan (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.7	UFood Restaurant Group, Inc., 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on December 13, 2007)

10.8
Form of Stock Option Agreement by and between UFood Restaurant Group, Inc., and participants under the 2004 Stock Option Plan (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.9
Form of Stock Option Agreement by and between UFood Restaurant Group, Inc., and participants under the 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.10
UFood Restaurant Group, Inc., Non-Employee Director Compensation Plan (incorporated by reference to Exhibit 10.26 to the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2008)

10.11
Services Agreement dated September 6, 2006, between KnowFat Franchise Company, Inc., and George Foreman Ventures, LLC (incorporated by reference to Exhibit 10.24 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.12
Promotion License Agreement dated September 6, 2006, between KnowFat Franchise Company, Inc., and George Foreman Ventures, LLC (incorporated by reference to Exhibit 10.25 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.13
Letter Agreement dated June 12, 2007, between KnowFat Franchise Company Inc, and George Foreman Ventures, LLC (incorporated by reference to Exhibit 10.26 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.14
Credit Agreement dated as of May 27, 2005, between KFLG Watertown, Inc., and TD Banknorth, N.A. (incorporated by reference to Exhibit 10.14 to the Company’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on August 28, 2009)

10.15
Guarantee and Security Agreement, dated as of September 6, 2006, made by KnowFat Of Landmark Center, Inc., in favor of TD Banknorth, N.A. (incorporated by reference to Exhibit 10.15 to the Company’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on August 28, 2009)

10.16
First Amendment to Credit Agreement dated as of December 31, 2005, between KFLG Watertown, Inc., and TD Banknorth, N.A. (incorporated by reference to Exhibit 10.29 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.17
Second Amendment to Credit Agreement dated as of May 31, 2006, between KFLG Watertown, Inc., and TD Banknorth, N.A. (incorporated by reference to Exhibit 10.30 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.18
Third Amendment to Credit Agreement dated as of July 31, 2006, between KFLG Watertown, Inc., and TD Banknorth, N.A. (incorporated by reference to Exhibit 10.31 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.19
Fourth Amendment to Credit Agreement dated as of October 2, 2006, between KFLG Watertown, Inc., and TD Banknorth, N.A. (incorporated by reference to Exhibit 10.32 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

Exhibit No.	Description
10.20
Media Services Agreement dated as of April 8, 2008, between Crosscheck Media Services and UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 10.33 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.21
Consulting Agreement dated as of April 21, 2008, between New Century Capital Consultants and UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.22
Consulting Agreement dated as of April 21, 2008, between Stara Zagora Kompanija, LTD, UFood Restaurant Group, Inc., and Neptune Media, LLC (incorporated by reference to Exhibit 10.35 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.23
Consulting Agreement dated as of April 9, 2008, between MarketByte LLC and UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.24
Consulting Agreement dated as of April 9, 2008, between TGR Group LLC and UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 10.37 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.25
Consulting Agreement dated as of June 16, 2008, between Aviatech and UFood Restaurant Group, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Form S-1/A filed with the Securities and Exchange Commission on July 9, 2008)

10.26
Placement Agency Agreement by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc., and Spencer Trask Ventures, Inc., dated October 17, 2007 (incorporated by reference to Exhibit 10.21 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.27
Amendment No. 1 to Placement Agency Agreement, dated February 14, 2008, by and between UFood Restaurant Group, Inc., KnowFat Franchise Company, Inc., and Spencer Trask Ventures, Inc., dated October 17, 2007 (incorporated by reference to Exhibit 10.22 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.28
Finder’s Fee Agreement between UFood Restaurant Group, Inc., and Spencer Trask Ventures, Inc., dated December 18, 2007 (incorporated by reference to Exhibit 10.25 to the Company’s Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008)

10.29
Form of Registration Rights Agreement, dated as of December 18, 2007, by and between UFood Restaurant Group, Inc., and the investors in the Spencer Trask private placement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 26, 2007)

10.30
Placement Agent Agreement by and between UFood Franchise Company, Inc. and Garden State Securities Inc., dated as of February 4, 2009, as amended (incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2009)

10.31
Securities Purchase Agreement by and between UFood Franchise Company, Inc., and the Purchasers (as defined therein), dated March 19, 2009 (incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2009)

10.32
Securities Purchase Agreement by and between UFood Franchise Company, Inc., and the Purchasers (as defined therein), dated April 20, 2009 (incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2009)

10.33
Registration Rights Agreement, dated as of March 19, 2009, by and between UFood Restaurant Group, Inc., and the Investors in the Private Placement (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2009)

Exhibit No.		Description
10.34
Registration Rights Agreement, dated as of April 20, 2009, by and between UFood Restaurant Group, Inc., and the Investors in the Private Placement (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2009)

10.35
Subsidiary Guarantee, dated as of March 19, 2009, made by each of the Guarantors (as defined in the Subsidiary Guarantee) in favor of the Purchasers (as defined in the Subsidiary Guarantee) (incorporated by reference to Exhibit 10.9 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2009)

10.36
Subsidiary Guarantee, dated as of April 20, 2009, made by each of the Guarantors (as defined in the Subsidiary Guarantee) in favor of the Purchasers (as defined in the Subsidiary Guarantee) (incorporated by reference to Exhibit 10.10 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2009)

10.37
Security Agreement, dated as of March 19, 2009, among UFood Restaurant Group, Inc., all of the subsidiaries of the Company and the Secured Parties (as defined in the Security Agreement) (incorporated by reference to Exhibit 10.8 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2009)

10.38
Form of Common Stock Purchase Warrant of UFood Restaurant Group, Inc., issued as of March 19, 2009 and April 20, 2009 to Investors in the Company’s Private Placement (incorporated by reference to Exhibit 10.6 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2009)

10.39
Form of 8% Senior Secured Convertible Debenture, issued as of March 19, 2009 and April 20, 2009 to Investors in the Company’s Private Placement (incorporated by reference to Exhibit 10.7 to the Company’s Form 8-K filed with the Securities and Exchange Commission on April 22, 2009)

10.40
Letter Agreement between UFood Restaurant Group, Inc. and Eric Spitz, dated January 22, 2009 (incorporated by reference to Exhibit 10.40 to the Company’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on August 28, 2009)

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

UFOOD RESTAURANT GROUP, INC.
Date: November 9, 2009	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer (principal executive officer)

Date: November 9, 2009	By:	/s/ Irma Norton
Irma Norton
Acting Chief Financial Officer (principal financial officer)