Form 10-K
period 2009-12-27
UFood Restaurant Group, Inc.
filed 2010-03-26
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 27, 2009

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
Common stock, $.001 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $6,335,970 based on the last sale price of the common stock as of June 28, 2009. Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 37,933,143 shares of our Common Stock issued and outstanding as March 22, 2010.
Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2010 annual meeting of shareholders, which the registrant will file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended December 27, 2009.

Forward-Looking Statements
Matters discussed in this report and in our public disclosures, whether written or oral, relating to future events or our future performance, including any discussion express or implied, of our anticipated growth, operating results, future earnings per share, plans and objectives, contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or Exchange Act. These statements are often identified by the words “believe”, “positioned”, “estimate”, “project”, “target”, “continue”, “intend”, “expect”, “future”, “anticipate”, and similar expressions that are not statements of historical fact. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Our actual results and timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this report and in our other public filings with the Securities and Exchange Commission, or SEC. It is routine for internal projections and expectations to change as the year or each quarter in the year progresses, and therefore it should be clearly understood that all forward-looking statements and the internal projections and beliefs upon which we base our expectations included in this report or other periodic reports are made only as of the date made and may change. While we may elect to update forward-looking statements at some point in the future, we do not undertake any obligation to update any forward-looking statements whether as a result of new information, future events or otherwise.
PART I

Item 1.	Business
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
We were incorporated in the State of Nevada on February 8, 2006, as Axxent Media Corporation. Prior to December 18, 2007, we were a development stage company as defined by Accounting Standards Codification (ASC) 915, Development Stage Entities. As Axxent Media Corporation, our business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. Following the merger described below, we abandoned our plans to obtain reproduction and distribution rights to films. On August 8, 2007, we changed our name to UFood Franchise Company, and on September 25, 2007, we changed our name to UFood Restaurant Group, Inc.
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

Three of our four Company-owned restaurants that were originally KnowFat! Lifestyle Grilles included an integrated convenience-style retail store that carried a variety of health-oriented nutritional products, such as supplements, vitamins, nutrition bars, energy drinks and healthy snacks. As part of the process of conversion to UFood Grill outlets, floor space formerly devoted to the sale of nutritional products in two of these stores was reconfigured to accommodate the sale of smoothie drinks and frozen yogurt, because we believe that these products will generate higher revenues in these locations. None of our franchise locations currently carries nutrition products, and only our Watertown, Massachusetts Company-owned location carries nutritional products. We will continue to evaluate the placement of nutrition products in our existing and future locations based on our assessment of demand in the particular location and, in the case of franchise locations, the franchisee’s preferences.
Our operations currently consist of seven restaurants in the Boston area, Naples, FL, and Dallas, Texas, comprising four Company-owned restaurants and three franchise-owned locations. We have entered into a total of four area development agreements covering 27 franchise units in five states (California, Florida, Texas, Massachusetts, Ohio), including three franchise locations currently open and operating, and requiring the construction by franchisees of 24 future UFood Grill outlets.
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
We operate in two business segments: Store Operations and Franchise Operations. The Store Operations segment comprises the operating activities of restaurants owned or operated by the Company. The Franchise Operations segment is comprised of the operating activities of the franchise business unit that licenses qualified operators to conduct business under the UFood Grill tradename and monitors the operations of these business units. Certain financial information for each segment is set forth in Note 14, Segment Data, of Notes to Consolidated Financial Statements.
Our headquarters are located at 255 Washington Street, Suite 100, Newton, Massachusetts 02458. Our telephone number is (617) 787-6000.
Concept and Strategy
We are a franchisor and operator of fast-casual food service restaurants that capitalize on what we believe are the developing trend toward healthier living and eating and the increased consumer demands for restaurant fare that offers appetizing food with healthy attributes. We believe our menu items are made using higher quality ingredients and healthier cooking techniques than ordinary quick serve food. Consequently, we believe our menu provides customers with a delicious and healthy alternative to typical fast food options. Guests order at a counter and wait three to five minutes for their meals to be prepared. At UFood Grill, we bake, grill or steam our menu offerings; we never fry our food. Our sauces, cheeses and salad dressings are reduced-fat. We serve whole-grain breads and side dishes and, where we can do so while still charging our customers a reasonable price, organic meats and vegetables (meeting U.S. Food and Drug Administration standards for “organic”). The food is served on ceramic plates with metal utensils and is taken to the table by each guest. Delivering great taste and an overall pleasing dining experience for an individual customer is the focus of UFood’s mission and concept.

The UFood Grill concept attempts to provide each customer segment with the features it seeks in a quick service restaurant. Understanding the market segmentation model allows us to focus on those market segments that afford the greatest sales opportunities. The UFood Grill brand has four pillars on which it rests:
U Love Great Food
U Are Always on the Go
U Want It Your Way
U Want to Look and Feel Great
Approximately half of all our sales are prepared for take-out, with the guest either calling ahead or ordering in the restaurant. Nearly 60% of customers frequent our restaurants for lunch, with the remaining 40% enjoying our fare at dinner time. Most of Our restaurants are not open for breakfast service. We are required to offer breakfast service at our UFood Grill outlet at Logan International Airport in Boston.
We believe the UFood concept has significant growth potential, which we hope to realize through a combination of company and franchisee efforts. Franchising will be a key component of our success. There are currently a total of seven UFood Grill restaurant locations open. Four of the locations are in the greater Boston area, with one location in Naples, Florida, and two locations in the area of the Dallas/Ft. Worth Texas.
Industry Background
The United States restaurant industry is benefitting from a long-term trend of consumers eating out more frequently. According to the National Restaurant Association, the restaurant industry’s share of consumer food expenditures has increased from 25% in 1955 to 49% in 2009, and restaurant sales are expected to reach $580 billion in 2010, an increase of 2.5% over 2009 sales. The leading factors contributing to the recent growth have been the growing population, the trend toward busier lifestyles, greater spending on dining and entertainment activities and the increased availability of high-quality dining options.
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
However, the increase in eating out has also contributed to a general deterioration in the health of Americans. Today, obesity has reached epidemic proportions in the United States. According to the Centers for Disease Control and Prevention (CDC), approximately 34% of American adults aged 20 and over, or 72 million people, met the criterion for obesity in 2007-2008. In addition, a CDC study indicates that in the past 30 years, the occurrence of obesity in children has doubled, and it is now estimated that one in five children in the United States is overweight. According to published studies, obese children are more likely to be obese as adults, which leads to an increased risk for a number of diseases including stroke, cardiovascular disease, hypertension, diabetes and some cancers. Obesity also contributes to additional negative health consequences, including Type 2 Diabetes, high total and LDL (bad) cholesterol and triglyceride levels in the blood, low HDL (good) cholesterol levels in the blood, sleep apnea and inflammation of the liver. Poor food choices, such as diets high in calories (including fats and simple sugars) and lower in fruits and vegetables, are linked with being overweight.

Menu
We believe our menu items are made with higher quality ingredients and healthier cooking techniques than ordinary quick serve food. Consequently, we believe our menu provides customers with a delicious and healthy alternative to typical fast food options. Guests order at a counter and wait three to five minutes for their meals to be prepared. At UFood Grill, we bake, grill or steam our menu offerings; we never fry our food. Our sauces, cheeses and salad dressings are reduced-fat. We serve whole-grain breads and side dishes and, where we can do so while still charging our customers a reasonable price, organic meats and vegetables (meeting U.S. Food and Drug Administration standards for “organic”). The food is served on ceramic plates with metal utensils and is taken to the table by each guest. Delivering great taste and an overall pleasing dining experience for an individual customer is the focus of UFood’s mission and concept.
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
Growth Strategy
We plan to further expand our franchising network as well as open other Company-owned stores. We have increased our focus on nontraditional locations such as airports, hospitals, colleges and travel plazas. We anticipate announcing several new nontraditional locations in the coming months.
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
Outside of the Boston area, we plan to award only multi-unit territories to sophisticated, experienced owner-operators. These operators will sign area development agreements wherein they will obtain an exclusive territory in which to build UFood outlets. Upon signing these agreements, the operators will pay an upfront fee for the rights to their territory, and they will then be bound to a timeline over which they must open the units. Currently we have four area developers who have committed to building and operating 27 franchise locations (including 3 locations currently open and operating) in four areas:
•	Dallas-Fort Worth International Airport and Parkland Hospital in Dallas, Texas.
•	Naples, FL
•	San Jose, CA
We have four area developers in the areas other than Boston. We seek to sell franchises to sophisticated, experienced restaurant operators who already know their markets, having operated other restaurants in their territories. We believe these sophisticated operators will enable our concept to grow rapidly and help establish the UFood brand across the country. We do not allow sub-franchising. All franchise agreements are directly with us.

We also intend to grow our store base through the building of Company-owned stores. Our current plan calls for approximately 10% of our stores to be Company-owned. The primary purpose of this effort is to ensure that management understands how the stores evolve and operate and has its own “kitchen” to test new initiatives (menu items, loyalty programs etc.) in front of real customers. We have transitioned our loyalty program to an email club to communicate with our guests and send out special offers. To leverage the current geographical concentration of UFood stores in the Boston area, we plan to locate the new Company-owned stores in the New England area, close to our headquarters.
We have developed two prototype stores that we believe are suitable to differing site and demographic conditions: 1) 1,500 — 2,500 sq. feet units (currently four stores); and 2) 800 — 1,000 sq. feet units that are kiosks in airports, bus and train stations, hospitals and other high-traffic locations (currently three store). We cannot currently estimate the proportion of our planned future locations that will fall in each of these categories.
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
Of the restaurants listed above, only b. good operates in the Boston area. A number of fast food chains and local eateries operating in the greater Boston area offer similar products and services as UFood Grill but without the emphasis on health. b. good operates five locations in the Boston area. In addition to b. good, there are several vegetarian and raw vegan restaurants in the Boston area as well as several health food stores. These outlets offer healthy food but not in a quick-serve environment.
We also compete with these and many other retail establishments for desirable site locations. See “Risk Factors—There is intensive competition in our industry, and we will be competing with national and regional chains and independent restaurant operators.”
Employees
As of December 27, 2009, we employed approximately 32 full-time associates (defined as associates who average 32 hours or more per week), of whom 11 were employed in general or administrative functions, principally at our headquarters in Newton, Massachusetts, and approximately 21 were employed in our four Company-operated restaurant locations in the Boston area as managers and associates. UFood does not have any collective bargaining agreements with its employees and considers its employee relations to be good. UFood places a priority on staffing its restaurant and store operations with skilled associates and invests in training programs to ensure the quality of its operations.
Trademarks
We have registered the following trademarks with the United States Patents and Trademarks Office: “Unfries” , “UFood Grill”, “Proccino,” “KnowFat! Lifestyle Grille,” “KnowFat,” “Prolatta,” “UBerry,” “Ubowls,” “Smuuthies,” and “LoFat KnowFat”. We believe that our trademarks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

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

Item 1A.	Risk Factors
Risks Related to Our Company and Our Business
We have a limited operating history and are subject to all of the risks inherent in the expansion of an early-stage business.
We were formed approximately six years ago, and we have a short operating history upon which an investor can evaluate our performance. Our proposed operations are subject to all of the risks inherent in the expansion of an early-stage business enterprise, including higher-than-expected expenses and uncertain revenues. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the expansion of an early-stage business and the competitive environment in which we operate. We have had no profits to date, and there can be no assurance of future profits. As a result of the expansion-stage nature of our business and the fact that we will incur significant expenses in connection with our activities, we can be expected to sustain operating losses for the foreseeable future.
We have not been profitable to date and expect our operating losses to continue for the foreseeable future; we may never be profitable. Our auditors have included an explanatory paragraph in their opinion as to the substantial doubt about our ability to continue as a going concern.
We have incurred annual operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. At this time, our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended December 27, 2009, we had revenue of $5,450,836 and incurred an operating loss of $3,465,177. For the fiscal year ended December 28, 2008, we had revenue of $5,824,042 and incurred an operating loss of $9,949,481. Our total accumulated deficit through December 27, 2009, was $25,515,871.
Due to, among other factors, our history of losses and negative cash flows from operations, our independent auditors have included an explanatory paragraph in their opinion for the year ended December 31, 2009 as to the substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared in accordance with accounting principals generally accepted in the United States, which contemplate that we will continue to operate as a going concern. Our financial statements do not contain any adjustments that might result if we are unable to continue as a going concern.

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
We cannot project with certainty, nor do we make any representations regarding, the number of franchises we will be able to sell or the number of new restaurants we and our franchisees will open in accordance with our present plans and within the timeline or the budgets that we currently project. While our business plan focuses primarily on the sale of franchises rather than building and operating additional Company-owned stores, sales at Company-owned stores represented over 85% of our total revenues for the year ended December 27, 2009. Our failure to sell the projected number of franchises would adversely affect our ability to execute our business plan by, among other things, reducing our revenues and profits and preventing us from realizing our strategy of being the first major franchiser of retail outlets offering a combination of food service featuring low-fat, low-carbohydrate and low-calorie food items, selected beverages to the general public. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those currently operated by us and our franchisees or that our restaurants will be operated profitably.
During the year ended December 27, 2009, our store operations business segment generated revenue of $4,632,651 and an operating loss of $13,056. During the year ended December 28, 2008, our store operations business segment generated revenue of $5,462,915 and an operating loss of $2,781,278.
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

Competition for suitable store sites in target markets is intense and lease costs are increasing (particularly for urban locations). Not all of these factors are within our control or the control of our franchisees, and there can be no assurance that we will be able to accelerate our growth or that we will be able to manage the anticipated expansion of our operations effectively.
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
Because royalties from franchisees’ sales are a principal component of our revenue base, our success is dependent upon our ability to attract highly qualified franchisees and the ability of our franchisees to promote and capitalize upon UFood’s concept. Our franchisees generally depend upon financing from banks and other financial institutions to finance the cost of opening a new restaurant. If franchisees cannot obtain reasonable financing and restaurants do not open, our royalties from those restaurants will not exist. Even if we are successful in selling franchise units, the contemplated expansion may entail difficulty in maintaining quality standards, operating controls and communications, and in attracting qualified restaurant operators. Locations for units will be based on theoretical projections of market demand with no assurance that such locations will prove successful. As a result, franchise units may not attain desired levels of revenues or may attain them more slowly than projected, and this would adversely affect our results of operations. Since we are dependent on franchisee royalties, we are also at risk for the non-performance by our franchisees of their payment and other obligations under our franchise agreements. For example, in May 2008, we terminated a 2005 franchise agreement with our franchisee operator in Dade and Broward Counties, Florida, covering 24 unopened franchise locations because the franchisee did not meet the opening timeline specified in the agreement, and we have reclaimed the franchise territory. In 2007, two agreements covering two operating and four unopened locations were terminated after the stores ceased operations. Two other agreements covering twelve unopened locations were also terminated when the area developers did not meet the opening timeline set forth in their agreements. In 2009, we terminated three Area Development Agreements that included the following states Colorado, Utah, Montana, Wyoming, Idaho, Illinois, and the Houston, TX area. Also, during 2009 we terminated two franchise agreements for stores in DeMoines, IA and Burlington, MA. Currently, the area developers in San Jose, CA and Naples, FL whose agreements require them to develop an aggregate of 12 restaurants, had failed to meet their agreed opening timelines. Similar defaults or failures by other franchisees could materially adversely affect our growth plans and our business, financial condition and operating results.
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
For the twelve months ended December 27, 2009, comparable store sales for our Company-owned stores decreased by 5.6% and our system-wide comparable store sales decreased by 8.5%. We believe higher gasoline prices, inflationary pressures on groceries and utilities, increased unemployment, home foreclosures and tightening credit conditions have all reduced consumer discretionary spending which in turn has adversely impacted our revenues and may continue to do so.

Increases in costs, including food, labor and energy prices, will adversely affect our results of operations.
Our profitability is dependent on our ability to anticipate and react to changes in our operating costs, including food, labor, occupancy (including utilities and energy), insurance and supplies costs. Various factors beyond our control, including climatic changes and government regulations, may affect food costs. Specifically, our dependence on frequent, timely deliveries of fresh meat and produce subject us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. In the past, we have been able to recover some of our higher operating costs through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. The recent volatility in certain commodity markets, such as those for energy, grains and dairy products, which have experienced significant increases in prices, may have an adverse effect on us in the fiscal 2010 and beyond and may cause franchisees in our industry to delay construction of new restaurants and/or cause potential new franchisees to reconsider entering into franchise agreements. The extent of the impact may depend on our ability to increase our menu prices and the timing thereof.
Our stores are concentrated in a small geographic area.
Four of our stores are located in the greater Boston area. A downturn in the regional economy or other significant adverse events in the greater Boston area could have a material adverse effect on our financial condition and results of operations.
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
We are subject to federal, state and local environmental laws and regulations concerning the discharge, storage, handling, release and disposal of hazardous or toxic substances. These environmental laws provide for significant fines, penalties and liabilities, sometimes without regard to whether the owner or operator of the property knew of, or was responsible for, the release or presence of the hazardous or toxic substances. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of, or actual or alleged exposure to, such substances. We cannot predict what environmental laws will be enacted in the future, how existing or future environmental laws will be administered or interpreted or the amount of future expenditures that we may need to make to comply with, or to satisfy claims relating to, environmental laws. While, during the period of their ownership, lease or operation, our stores have not been subject to any material environmental matters, we have not conducted a comprehensive environmental review of our properties or operations. We have not conducted investigations of our properties to identify contamination caused by third-party operations; in such instances, our landlords would be required to address the contamination. If the relevant landlord does not identify contamination properly or completely, then under certain environmental laws, we could be held liable as an owner and operator to address any remaining contamination. Any such liability could be material.

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
As of December 27, 2009, we expect we will need to raise additional capital to fund our operating plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources” below. Additional capital may not be available on reasonable terms or at all. Our income from operations is unlikely to be sufficient to fund our business plan. We may need to raise additional funds through borrowings or public or private debt or equity financings to meet various objectives including, but not limited to:
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
KFLG Watertown, Inc. (KFLG), our wholly-owned subsidiary, is a party to an approximately $255,000 credit facility with TD Banknorth , N.A. (the Bank), which is secured by a lien on the assets of KFLG. The obligations of KFLG under the credit facility are guaranteed by KnowFat of Downtown Crossing, Inc., KnowFat of Landmark Center, Inc., and our Chief Executive Officer, and are secured by liens on the assets of each. In the event that KFLG fails to satisfy its obligations under the Bank credit facility, the Bank may attempt to foreclose on the assets of KFLG, KnowFat of Downtown Crossing, Inc., KnowFat of Landmark Center, Inc., and our Chief Executive Officer. Any such foreclosure could be costly and time consuming to us and our subsidiaries and could result in the forfeiture of the assets subject to the Bank’s liens. In addition, the Bank’s liens could make it more difficult for us to obtain additional debt or equity financing in the future.

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

We have reported a material weakness in our internal control over financial reporting as of December 27, 2009. If we fail to maintain an effective system of internal controls, including internal controls over financial reporting, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on our internal controls over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 27, 2009, resulted in a determination that we had a material weakness related to our control environment because we did not have adequate segregation of duties due to limited resources.
We must maintain effective internal controls to provide reliable financial reports on a timely basis and detect fraud. We have been assessing our internal controls to identify areas that need improvement. During 2010, we plan to implement changes to internal controls to improve segregation of duties, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.
We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act.
In addition to the report by management on our internal control over financial reporting described above, for our fiscal year ending January 1, 2011, and thereafter, such report must also contain a statement that our auditors have issued an attestation report on our management’s assessment of such internal control. If our auditors are unable to attest that our management’s report is fairly stated (or they are unable to express an opinion on the effectiveness of our internal control when such attestation is required), we could lose investor confidence in the accuracy and completeness of our financial reports which could have a material adverse effect on our stock price.
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
Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As stated above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our articles of incorporation. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of December 27, 2009, there were 37,934,907 shares of common stock outstanding and 49,779,658 shares of common stock subject to outstanding options and warrants. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded on the OTC Bulletin Board or other then-applicable over-the-counter quotation system or exchange.

Item 2.	Properties
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

At December 27, 2009, future minimum payments under non-cancelable leases are as follows:

Year ending December 31,

2010	$656,000
2011	670,000
2012	687,000
2013	695,000
2014	421,000
Thereafter	236,000

$3,365,000

Item 3.	Legal Proceedings
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
Subcontractors’ Claims
In connection with the build-out of the premises, located at Logan International Airport Terminal B (the Premises), several of the subcontractors that performed work at the Premises claimed that the general contractor failed or refused to pay amounts due them. Accordingly, such subcontractors asserted mechanic’s liens totaling $253,431 (the Lien Amounts) against our leasehold interest in the Premises. In April 2008, pursuant to the terms of the Sublease Agreement, we obtained target lien dissolution bonds in order to dissolve the liens against our leasehold interest in the Premises. The lien bond surety required the Company to post cash collateral in the amount of 120% of the Lien Amounts. The general contractor on the project was responsible for the amounts claimed by the subcontractors and was previously forced into involuntary bankruptcy. We have paid the general contractor and intend to assert claims against the general contractor for, among other things, the amounts claimed by the subcontractors. In January, 2009, we settled with the subcontractors. The subcontractor liens have been removed and the bond and cash collateral related to this matter have been released.

Item 4.	Submission of Matters to a Vote of Security Holders
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is quoted on the OTC Bulletin Board under the symbol “UFFC.OB.” As of March 22, 2010, there were 37,933,143 shares of our common stock issued and outstanding and 49,779,658 shares issuable upon exercise of outstanding stock options and warrants. On that date, there were approximately 400 holders of record of shares of our common stock.
Prior to the merger on December 18, 2007, there was a limited sales history for our common stock, because it had never been actively traded. As of March 11, 2010, the last reported sale price of our shares on the OTC Bulletin Board was $0.105. For the periods indicated, the following table sets forth the range of high and low bid quotations for our common stock, as reported by Nasdaq in the Info Quotes section of its web site located at www.nasdaq.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	The fiscal year ended

	December 27, 2009		December 28, 2008
	High	Low	High	Low
First Quarter	$0.36	$0.10	$1.52	$0.95
Second Quarter	$0.28	$0.17	$2.10	$1.15
Third Quarter	$0.20	$0.09	$1.65	$0.625
Fourth Quarter	$0.14	$0.07	$0.67	$0.18
Dividends
We have never declared or paid dividends on our equity securities. We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends, if any, on the common stock will rest solely within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors. We are a holding company with no material assets and therefore are dependent on our operating subsidiaries to make distributions to us in order to have cash with which to pay dividends. We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by them in their operations, including servicing any debt obligations they may have now or in the future. Under the terms of a credit agreement dated as of May 27, 2005 between our wholly-owned subsidiary, KFLG Watertown, Inc. (KFLG) and TD Banknorth, N.A. (as amended, the Credit Agreement), KFLG is prohibited, without the prior written consent of TD Banknorth, from declaring, making or paying any distribution of any kind or dividend (other than dividends payable solely in common stock), except that any of KFLG’s subsidiaries may make a distribution to KFLG. See “Risk Factors—We are a holding company that depends on cash flow from our subsidiaries to meet our obligations and pay dividends; our subsidiary is restricted from making distributions to us” above and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources—Credit Agreement with TD Banknorth, N.A.” and Note 5, Long-Term Debt, to our 2009 Consolidated Financial Statements below.
Securities Authorized for Issuance under Equity Compensation Plans
The Company has two share-based, shareholder-approved equity compensation plans, the 2004 Stock Option Plan (2004 Plan) and the 2007 Equity Incentive Plan (2007 Plan). Descriptions of these plans, and certain information regarding options issued thereunder, are presented in Note 8, Stock-Based Compensation, of Notes to Consolidated Financial Statements ended December 27, 2009 and December 28, 2008.

As of the end of fiscal year 2009, we had the following securities authorized for issuance under our equity compensation plans:

Number of securities
	Number of			remaining available for
	securities to be			future issuance under
	issued upon		Weighted-average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding		outstanding options,	securities reflected in
	options		warrants and rights	column (a))
Plan Category	(a)		(b)	(c)
Equity compensation plans approved by security holders	3,952,747	(2)	$0.20	2,080,010

Equity compensation plans not approved by security holders	175,000	(1)	$0.15	0

Total	4,127,747		$0.19	2,080,010

(1)
The options to purchase 175,000 shares shown in the table were not granted pursuant to a compensation plan, but instead represent non-qualified stock options granted to consultants in lieu of cash payment. The options granted were fully vested.

(2)
On May 13, 2009, the Board of Directors approved the grant of 3,929,990 options to acquire shares of the Company’s common stock under the Company’s 2007 Equity Incentive Plan to officers and employees, effective upon the cancelation of the previous options granted to such persons, and the vesting scheduled will remain the same as the canceled ones.

On February 12, 2008, our Board of Directors approved an increase in the number of shares of common stock reserved for issuance under the 2007 Plan to 6,000,000 shares. The increase was approved by shareholders at a meeting of shareholders on August 29, 2008.

Item 6.	Selected Financial Data
N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Our operations currently consist of seven restaurants in the Boston area, Naples, FL, and Dallas, TX, comprising four Company-owned restaurants and three franchise-owned locations. We have entered into a total of four area development agreements and two franchise agreements covering 27 franchise units in five states (California, Florida, Texas, Ohio and Massachusetts), including three franchise locations currently open and operating, and requiring the construction by franchisees of 24 future UFood Grill outlets.

We view ourselves primarily as a franchisor and continually review our restaurant ownership mix (that is our mix among Company-owned, franchised and joint venture locations) in an endeavor to deliver a pleasant customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. In our Company-owned stores, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce system-wide only those that we believe are most beneficial.
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
Critical Accounting Policies & Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the fiscal years ended December 27, 2009 and December 28, 2008 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.
Revenue Recognition
The Company records revenue for Company-owned store sales upon the delivery of the related food and other products to the customer. The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized.
The Company follows the accounting guidance of ASC No. 952 Franchisors. Franchisee deposits represent advances on initial franchise fees prior to the opening of the franchisee location. We recognize initial franchise fee revenue when all material services we are required to perform and all material conditions we are required to satisfy have been substantially completed, which is generally the opening of the franchised location. The Company defers direct costs related to franchise sales until the related revenue is recognized; however, the deferred costs shall not exceed anticipated revenue less estimated additional related costs. Such costs include training, facilities design, menu planning and marketing. Franchise royalty revenues are recognized in the same period the relevant franchisee sales occur.

Goodwill and Other Intangible Assets
We account for goodwill and other intangible assets under ASC No. 805, Business Combinations, and ASC No. 350-20 to 30, Goodwill and Other Intangible Assets. ASC No. 805 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under ASC No. 350-20 to 30, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. The goodwill attributable to our franchise operations segment was impaired due to the decision to not renew the lease agreement for a property originally leased as a training facility. The carrying amount of the goodwill attributable to franchise operations exceeded its implied fair value and the Company recognized a non-cash impairment charge of $136,000, during the year ended December 27, 2009. Goodwill attributable to our store operations segment is evaluated on a restaurant-by-restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company was determined based upon the restaurant’s location, cash flows and growth prospects.
In August 2008, the Company completed the conversion of three of its Company-owned stores from KnowFat! locations to UFood Grill outlets, including two stores that have goodwill associated with them. Following the store conversions, the Company tested the carrying value of the store’s goodwill for impairment as of the first day of the fourth quarter and determined that there was no impairment. For purposes of estimating each store’s future cash flows, the Company assumed that comparable store sales would increase by approximately 4% per year; store operating expenses as a percentage of the store’s revenues would decrease by a total of 1-1/2% of sales per year due to labor and purchasing efficiencies; and the terminal value of each store was calculated using a 20% capitalization rate applied to the final year’s estimated cash flow. The present value of each restaurant’s estimated future cash flows was calculated using a discount rate of 8%. Following the impairment test performed as of the first day of the fourth quarter of the fiscal year 2008, economic conditions in the United States worsened. The U.S. Government and Federal Reserve provided an unprecedented level of financial support to U.S. financial institutions, unemployment has risen, home foreclosures have increased, mortgage delinquency rates have increased, credit markets have tightened, volatility in the equity markets has continued and the National Bureau of Economic Research announced that the United States economy has been in recession for almost a year. These factors, all contributed to economic uncertainty and a decrease in consumer spending which in turn contributed to a decline in sales at Company-owned stores during the fiscal year 2008. According to The Conference Board, Inc., the decline in real consumer spending experienced in the third and fourth quarters of 2008 were expected to last through 2009. As a result of these factors and the uncertainty surrounding the level of economic activity in 2009 and beyond, the Company tested the carrying value of the stores’ goodwill in December 2008 and determined that the carrying amount of the goodwill attributable to our store operations exceeded its implied fair value and recognized a non-cash impairment charge of $765,772. For purposes of its mid-December 2008 impairment test, the Company assumed that comparable store sales will decline by 6% in 2009 and increase by 2.5% per year thereafter and store operating expenses will continue at their current level as a percentage of store revenues. As a result of the economic uncertainty that currently exists, the Company’s estimate of future cash flows did not include an estimate of the restaurant’s terminal value since the Company cannot be certain that a buyer could be found for the restaurant at the end of the lease term. The present value of the estimated future cash flows was calculated using a 7% discount rate reflecting the recent decrease in long-term interest rates. Following the non-cash impairment charge, the carrying value of goodwill attributable to our store operations segment is $75,363. As of the first day of the fourth quarter of the year ended December 27, 2009 according to our policy we have tested the carrying value of the Goodwill attributable to our store operations and no impairment was necessary. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.

Impairment of Long-Lived Assets
In accordance with ASC No. 360 Property, Plant and Equipment, when impairment indicators exist, the Company evaluates its long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate the carrying amount of an asset may not be recovered. When events or changes in circumstances have occurred that indicate a long-lived asset may be impaired, the Company uses estimates of future cash flows on a restaurant-by-restaurant basis to test the recoverability of its long-lived assets. Future cash flows are estimated based upon the restaurant’s historical operating performance and management’s projections of future revenues and expenses and may take into account the restaurant’s estimated terminal value. During the fourth quarter of 2008, the Company determined that the carrying value of the long-lived assets of its store operations segment may not be recovered and recorded a non-cash impairment charge of $1,249,150. The impairment charge was primarily due to a decrease in forecasted sales resulting from the economic downturn to continue through 2009, an increase in the carrying value of the underlying assets of two stores as a result of the conversion from KnowFat! locations to UFood Grill outlets and new restaurants that opened in the fall of 2008 in the vicinity of one of our Company-owned stores and which are expected to have an adverse impact on the stores future sales growth. Long-lived assets may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC No. 840, Leases. The reasonably assured lease term on most of the Company’s leases is the initial non-cancelable lease term, which generally equates to between 5 and 10 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense upon the commencement date of the lease.
Stock-Based Compensation
The Company maintains two stock-based incentive plans. The Company grants options to purchase common stock at an option price equal to the market value of the stock at the date of grant. Options generally vest over a three-year period beginning on the date of grant and have a ten-year contractual term.
The Company applies the fair value recognition provisions of ASC No. 718, Compensation-Stock Compensation, which requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock price over the expected term.
Stock-based compensation expense recognized during the fiscal year ended December 27, 2009 totaled approximately $483,625 for stock options. Stock-based compensation expense recognized during the fiscal year ended December 28, 2008 totaled approximately $996,792 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying consolidated statements of operations.

Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Year Ended
	December 27,	December 28,
	2009	2008
Revenues:
Store sales	85.0%	93.8%
Franchise royalties and fees	7.9	5.8
Other revenue	7.1	0.4

	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Food and paper cost	32.6%	34.5%
Cost of goods sold	7.4	9.3
Labor	29.2	31.9
Occupancy	12.0	12.1
Other store operating expenses	16.8	18.2
General and administrative expenses	67.8	116.5
Advertising, marketing and promotion expenses	4.0	15.2
Depreciation and amortization	7.5	8.6
Loss on disposal of assets, Impairment of Goodwill and Long-lived assets	4.1	35.7

Total costs and expenses	163.6	270.8

Operating loss	(63.6)	(170.8)

Other income (expense):
Interest income	0.4	1.4
Interest expense	(17.5)	(1.3)
Other expense, net	8.1	1.2

Other income (expense), net	(9.0)	1.3

Loss before income taxes	(72.6)	(169.6)
Income taxes	—	—

Net loss	(72.6%)	(169.6%)

(1)	Food and paper costs are shown as a percentage of food sales. The cost of nutritional products, labor, occupancy and other store operating expenses are shown as a percentage of total store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Year Ended
	December 27,	December 28,
	2009	2008
Company-owned locations:
Locations at the beginning of the year	4	4
Locations opened	—	—
Locations closed	—	—
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the year	4	4

Franchise-operated locations:
Locations at the beginning of the year	6	4
Locations opened	4	3
Locations closed	(6)	(1)
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the year	4	6

System-wide locations
Locations at the beginning of the year	10	8
Locations opened	4	3
Locations closed	(6)	(1)
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the year	8	10

Fiscal Year Ended December 27, 2009 Compared to Fiscal Year Ended December 28, 2008
General
For the twelve months ended December 27, 2009, our comparable store sales for Company-owned stores decreased by 5.6%. All of the comparable store locations are located in the greater Boston area. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Franchisee-owned stores which we acquire are included in comparable store sales once they have been open for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Our total revenues for the year ended December 27, 2009 decreased by $373,206, or 6.4%, to $5,450,836 from $5,824,042 for the year ended December 28, 2008. The decrease in total revenues for the year ended December 27, 2009, as compared to the prior year was primarily due to the closing of two stores operated under two management services agreements partially offset by the increase in Other Revenue due to the recognition of franchise deposits as revenue for the cancellation of several franchise agreements and no material obligations will have to be satisfied by the Company.

Total store sales at Company-owned stores for the year ended decreased by $830,264, or 15.2%, to $4,632,651 from $5,462,915 for the year ended December 28, 2008. As a percentage of total revenues, sales at Company-owned stores decreased to 85.0% of total revenues for the year ended December 27, 2009 from 93.8% of total revenues for the year ended December 28, 2008. The decrease in sales at Company-owned stores for the year ended December 27, 2009 was primarily due to the closing of two stores operated under two management services agreements and the decrease in same store sales.
During the year ended December 27, 2009, franchise royalties and fees increased by 93,677, or 27.9% to $429,537 from $335,860 for the year ended December 28, 2008 primarily due to an increase in franchise fees offset by a decrease in royalties. The Company recognized $157,500 of revenue from initial franchise fees during the year ended December 27, 2009 compared with $87,500 for the year ended December 28, 2008.
As of December 27, 2009, our operations consisted of eight restaurants comprising four Company-owned restaurants in the Boston area and four franchise-owned locations in Naples, FL, Dallas TX and Sacramento, CA. As of December 27, 2009, we had entered into a total of four area development agreements covering 26 franchise units in five states (California, Florida, Texas, Massachusetts, and Ohio), including three franchise locations that were open and operating, and requiring the construction by franchisees of 22 future UFood Grill outlets.
During the year ended December 27, 2009, we have terminated the area development agreements for the five states (Colorado, Montana, Idaho, Utah and Wyoming) and for the Chicago, IL area. We also terminated two single franchise agreements for Des Moines, IA and Burlington, MA. Our standard franchise and area development agreements require franchisees and area developers to develop a specified number of stores on or before specific dates. If a franchisee or area developer fails to develop stores on schedule, we have the right to terminate the agreement, retain up-front franchise fees and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers and franchisees of the terms of their franchise agreements including the failure to open locations on time and non-compliance with our operating and brand requirements and other covenants under the franchise agreement.
Costs and Expenses
Cost of food and paper products for the year ended December 27, 2009, decreased by $279,177, or 17.3%, to $1,336,240 from $1,615,417 for the year ended December 28, 2008. The decrease in food and paper cost was primarily due to a decrease in the number of Company-operated stores in 2009 compared with 2008. As a percentage of store sales, food and paper cost decreased to 32.6% of store sales for the year ended December 27, 2009, from 34.5% of store sales for the year ended December 28, 2008. The decrease in food and paper cost as a percentage of store sales was primarily due to the introduction of new menu items with lower food cost and operational improvements such as portion control, loss prevention, and reduced waste. The cost of goods sold for the year ended December 27, 2009, decreased by $165,556, or 32.5% to $344,219 from $509,775 for the year ended December 28, 2008. The decrease in cost of goods sold was primarily due to the elimination of the retail space within our stores as a result of the conversion of the stores to UFood outlets. As a percentage of the retail sales, the cost of goods sold decreased to 65.1% of store retail sales for the year ended December 27, 2009, from 65.7% of store retail sales for the year ended December 28, 2008.
Labor expense for the year ended December 27, 2009, decreased by $389,730, or 22.3%, to $1,354,101 from $1,743,831 for the year ended December 28, 2008. The decrease in labor expense was primarily attributable to the closing of two stores operated under a consulting services agreement by the Company. As a percentage of store sales, labor expense decreased to 29.2% of store sales for the year ended December 27, 2009, from 31.9% of store sales for the year ended December 28, 2008. The decrease in labor expense as a percentage of store sales for the year ended December 27, 2009, was primarily due to the reduction of man hours at the stores.

Occupancy costs for the year ended December 27, 2009, decreased by $103,749, or 15.8%, to $554,923 from $658,672 for the year ended December 28, 2008. The decrease in occupancy costs was primarily attributable the closing of two franchisee-owned stores operated by the Company under management services agreements. As a percentage of store sales, occupancy costs decreased to 12.0% of store sales for the year ended December 27, 2009, from 12.1% of store sales for the year ended December 28, 2008.
Other store operating expenses for the year ended December 27, 2009, decreased by $214,195, or 21.6%, to $778,155 from $992,350 for the year ended December 28, 2008. The decrease in other store operating expenses was primarily due to the closing of two stores operated under management services agreements during 2008. As a percentage of store sales, other store operating expenses decreased to 16.8% of store sales during the year ended December 27, 2009, from 18.2% of store sales during the year ended December 28, 2008.
General and administrative expenses for the year ended December 27, 2009, decreased by $3,089,195, or 45.5%, to $3,696,425 from $6,785,620 for the year ended December 28, 2008. The decrease in general and administrative expenses for the year ended December 27, 2009, compared to the same period in the prior year is primarily due to less employee compensation expenses, investor and public relations expenses and legal fees and settlements. General and administrative expenses include $483,625 of stock-based compensation expense in 2009 compared with $996,792 of stock-based compensation expense in 2008. Also, general and administrative expenses for the year ended December 27, 2009 include $82,819 of investor and public relations expenses in 2009 compared to $1,475,108 for the year ended December 28, 2008. As a percentage of total revenues, general and administrative expenses decreased to 67.8% of total revenues for the year ended December 27, 2009, from 116.5% of total revenues for the year ended December 28, 2008.
Advertising, marketing and promotion expenses for the year ended December 27, 2009, decreased by $667,899, or 75.3%, to $219,360 from $887,259 for the year ended December 28, 2008. The decrease in advertising, marketing and promotion expenses was primarily due to the rebranding of our KnowFat stores into UFood outlets during the year ended December 28, 2008. As a percentage of total revenues, advertising, marketing and promotion expenses decreased to 4% of total revenues in 2009 from 15.2% of total revenues in 2008.
Depreciation and amortization expense for the year ended December 27, 2009, decreased by $92,560, or 18.5%, to $407,593 from $500,153 for the year ended December 28, 2008 due to the reduction of fixed assets as result of the long lived assets impairment charged during 2008. As a percentage of total revenues, depreciation and amortization expense decreased to 7.5% of total revenues for the year ended December 27, 2009, from 8.6% of total revenues for the year ended December 28, 2008.
The Company recognized a non-cash impairment charge of the carrying value of Goodwill for the year ended December 27, 2009 in the amount of $136,000 as result of a triggering event attributable to our franchise operations segment. The impairment of goodwill was primarily due to the decision to not renew the lease of one of our training facilities. The loss on disposal of assets for the year ended December 27, 2009, represents the costs associated with the closing of one Company-operated store and the disposal of idle assets.
Net interest expense/income for the year ended December 27, 2009, increased by $938,530, to an expense of $934,307, from $4,223 of income for the year ended December 28, 2008. As a percentage of total revenues, the net interest expense was 17.1%, for the year ended December 27, 2009, compared to 0.1% of income of total revenues for the year ended December 28, 2008. The increase in net interest expense was primarily due to the interest paid to the debenture holders, the amortization of the deferred financing costs and the amortization of the debt discount associated with the beneficial conversion feature on the debt, which is being accreted using the effective interest method over the term of the debenture.

Our net loss for the year ended December 27, 2009, decreased by 5,917,954, or 59.9%, to 3,957,351 from $9,875,305 for the year ended December 28, 2008. Our net loss decreased primarily due to lower employee compensation expense, fewer expenses for investor and public relations, advertising, marketing and promotion expenses, and legal settlements, and the loss recognized in connection with the impairment charges for long-lived assets and goodwill during the year ended December 28, 2008. As a percentage of total revenues, our net loss decreased to 72.6% of total revenues for the year ended December 27, 2009, from 169.6% of total revenues for the year ended December 28, 2008.
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
Our current business plan assumes no Company-owned stores will be constructed during 2010. As set forth in the following table, we will need to secure approximately $6.5 million of additional capital through the sale of debt securities or equity securities or both to fund our current business plan through December 31, 2011. The amounts shown below may change as we execute our business plan.

Estimated
Capital Required
to Fund the
Company’s
Operating Plan
from Dec. 27, 2009
to Dec 31, 2011(Millions)
Capital required to fund the Company’s operating plan (millions):
Operating activities (excluding marketing & promotion services shown below)	$4.4
Other capital expenditures	1.3
Marketing and promotion services	0.5
Debt repayment	0.3

Estimated capital required through December 30, 2011	$6.5

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
If we are unable to generate sufficient revenue to meet our goals, we will need to obtain additional third-party financing to (i) conduct the sales, marketing and technical support necessary to execute our plan to substantially grow operations, increase revenue and serve a significant customer base; and (ii) provide working capital. Therefore, we may need to obtain additional financing through the issuance of debt or equity securities, or to restructure our financial position through similar transactions to those consummated during 2006, 2007, and 2009.
Due to several factors, including our history of losses and limited revenue, our independent auditors have included an explanatory paragraph in opinions they have previously issued related to our annual financial statements as to the substantial doubt about our ability to continue as a going concern. Our long-term viability and growth will depend upon the successful commercialization of our technologies and our ability to obtain adequate financing. To the extent that we require such additional financing, no assurance can be given that any form of additional financing will be available on terms acceptable to us, that adequate financing will be obtained to meet our needs, or that such financing would not be dilutive to existing stockholders. If available financing is insufficient or unavailable or we fail to continue to generate meaningful revenue, we may be required to further reduce operating expenses, delay the expansion of operations, be unable to pursue merger or acquisition candidates, or continue as a going concern.
At and for the Fiscal Year Ended December 27, 2009
Cash and cash equivalents and restricted cash at December 27, 2009 were $2,338,852 compared to $1,205,041 at December 28, 2008. Cash is primarily used to fund our (i) capital expenditures for new and remodeled Company-owned stores, (ii) working capital requirements and (iii) net operating losses. At December 27, 2009, restricted cash included $60,425 in a letter of credit as guarantee of the deposit for the lease of our corporate offices.

We used $3,189,391 of cash to fund our operating activities in the twelve months ended December 27, 2009 compared with $5,171,158 of cash used to fund our operating activities in twelve months ended December 28, 2008. The decrease in cash used to fund our operating activities was primarily due to less cash used for investor relations and public relations activities, costs of operating as a public company and legal and other costs associated with the settlement of a dispute with a former franchisee and changes in working capital during the year ended in December 28, 2008.
During the twelve months ended December 27, 2009, we spent $116,910 primarily for the acquisition of additional equipment in our stores, compared with $792,225 spent for the conversion of four KnowFat! locations to UFood Grill outlets.
During the twelve months ended December 27, 2009, financing activities provided $4,791,577 of cash including the issuance of Senior Secured Convertible Debentures (the Debentures) to accredited investors in the principal amount of $5,874,000 at 8% interest rate with a financing cost of $1,001,220 to net cash proceeds in the amount of $4,872,780. We used $375,511 of cash to repay bank debt. During the twelve months ended December 28, 2008, financing activities provided $3,398,733 of cash including $4,088,323 of net cash proceeds from the sale of 4,781,000 Units of our securities. In addition, during the twelve months ended December 28, 2008, we used $1,303,713 of cash to repay outstanding indebtedness. Restricted cash decreased by $357,065 during the twelve months ended December 27, 2009 primarily due to the payment of the settlement to subcontractors that asserted mechanic’s liens against our leasehold interest in the Premises.
Credit Agreement with TD Banknorth, N.A.
Under the terms of a credit agreement dated as of May 27, 2005 between our wholly-owned subsidiary, KFLG Watertown, Inc. and TD Banknorth, N.A. (as amended, the Credit Agreement), KFLG is obligor on a term loan that matures in May 2010. No additional amounts are available to be borrowed under the Credit Agreement. At December 27, 2009, the outstanding balance on the term loan was $342,072. The term loan is due in monthly installments of $29,167 through May 2010 and bears interest at the bank’s prime rate (3.25% at December 27, 2009). The term loan is secured by substantially all of the assets of KFLG and its subsidiaries. The term loan is guaranteed by the Company’s chief executive officer and its wholly-owned subsidiary, KnowFat Franchise Company, Inc.
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

The following table sets forth information as of December 27, 2009, with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

		Less Than		1 Year to	4 Years to	More than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$3,901,883	$857,882	(1)	$3,044,001	$—	$—
Capital leases	97,892	58,820		39,072	—	—
Operating leases	3,365,000	656,000		1,357,000	1,116,000	236,000
Scheduled interest payments(2)	1,106,263	487,405		618,858	—	—

(1)
During the twelve months ended December 27, 2009, we repaid $375,511 of our long-term debt including $350,004 paid to TD Bank for the credit facility we have with them. Long-term debt due in less than 1 year includes $450,000 that becomes due upon the sale of our Landmark Center restaurant and store. We currently have no plans to sell our Landmark Center unit.

(2)
Interest on the term note payable to T.D. Banknorth, N.A. is payable monthly at the bank’s prime rate (3.25% per annum at December 27, 2009). Future interest on the T.D. Banknorth note was calculated using an assumed rate of 3.25%. Also includes, the interest due to the Debenture holders at an interest rate of 8% per annum.

Impact of Inflation
Our profitability depends in part on our ability to anticipate and react to increases in our operating costs, including food, labor, occupancy (including utilities and energy), insurance and supplies costs. In the past, we have been able to recover some of our higher operating costs through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our net income have not been materially adverse. However, the recent volatility in certain commodity markets, such as those for energy, grains and dairy products, which have experienced significant increases in prices, may have an adverse effect on us in the latter half of fiscal 2009 and beyond and may be generally causing franchisees in our industry to delay construction of new restaurants and/or causing potential new franchisees to reconsider entering into franchise agreements. The extent of the impact may depend on our ability to increase our menu prices and the timing thereof.
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

New Accounting Pronouncements
Adoption of New Accounting Principle
In December 2007, the Financial Accounting Standards Board (FASB) issued ASC No. 805, Business Combinations. ASC No. 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC No. 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect ASC No. 805 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.
In June 2008, the FASB ratified ASC No. 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity. This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC No. 815-40 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC No. 815-10-15 for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under ASC No. 815-10-15. ASC No. 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under ASC No. 815-10-15, for purposes of determining whether the instrument is within the scope of ASC No. 815-40, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. ASC No. 815-40-15 is effective for fiscal years beginning after December 15, 2008. The application of ASC No. 815-40-15 has had a material impact on the Company’s financial statements, resulting in unrealized, non-operating gains from the change in the fair value of derivative warrant liabilities in the consolidated statement of operations of $349,498 for the year ended December 27, 2009, that was recorded in interest expense in the consolidated statement of operations.
In December 2007, the FASB issued ASC No. 810 Consolidations. ASC No. 810 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. ASC No. 810 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of ASC No. 810 did not have a material impact on the Company’s consolidated financial statements.
In October 2008, the FASB issued ASC No. 820, Fair Value Measurements and Disclosure, clarifying the application of ASC No. 820-10, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company will comply with the clarification to the original application.
In April 2009, the FASB issued ASC No. 825-10-65-1, Financials Instruments. This ASC essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the ASC requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures were adopted beginning with the quarter ended September 27, 2009. The adoption of ASC No. 825-10-65-1 did not impacted the Company’s consolidated financial statements.

In May 2009, the FASB issued ASC No. 855, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. ASC No. 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted ASC No. 855 as of June 30, 2009, with no impact to our financial statements or results of operations.
In June 2009, the FASB issued ASC105 — Generally Accepted Accounting Principles (GAAP), establishes the FASB Accounting Standard Codification ™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of ASC No. 105, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC No. 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reflected Codification-related authoritative GAAP reference updates within our third quarter 10Q filing, as appropriate.
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

Item 7A.	Quantitive and Qualitive Disclosures About Market Risk
N/A

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of UFood Restaurant Group, Inc:
We have audited the accompanying consolidated balance sheets of UFood Restaurant Group, Inc and Subsidiary (the Company) as of December 27, 2009 and December 28, 2008, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFood Restaurant Group, Inc and Subsidiary as of December 27, 2009 and December 28, 2008, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s significant operating losses and negative cash flows from operations raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ CCR LLP
Westborough, Massachusetts
March 26, 2010

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 27, 2009 and December 28, 2008
Assets

	2009	2008

Current assets:
Cash and cash equivalents	$2,278,427	$787,551
Restricted cash	60,425	417,490
Accounts receivable	180,134	152,373
Inventories	123,648	141,807
Prepaid expenses and other current assets	68,605	79,657

	2,711,239	1,578,878

Property and equipment:
Equipment	937,857	925,329
Furniture and fixtures	202,205	155,744
Leasehold improvements	1,744,594	1,782,919
Website development costs	37,050	49,389

	2,921,706	2,913,381
Accumulated depreciation and amortization	1,560,402	1,172,984

	1,361,304	1,740,397

Other assets:
Deferred financing costs, net	757,873	22,828
Goodwill	75,363	211,363
Other	86,560	89,200

	919,796	323,391

Total assets	$4,992,339	$3,642,666

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
December 27, 2009 and December 28, 2008
Liabilities and Stockholders’ Equity

	2009	2008

Current liabilities:
Current portion of long-term debt	$857,882	$883,684
Current portion of capital lease obligations	58,820	61,725
Accounts payable	285,150	614,556
Franchisee deposits	157,500	700,000
Accrued expenses and other current liabilities	157,870	404,908

	1,517,222	2,664,873

Long-term liabilities:
Long-term debt	3,044,001	349,712
Warrant liability	3,750	-0-
Capital lease obligations	276,920	86,619
Other noncurrent liabilities	39,071	225,264

	3,363,742	661,595

Total liabilities	4,880,964	3,326,468

Commitments and contingencies

Stockholders’ equity:
Common stock, $0.001 par value, 300,000,000 shares authorized, 37,934,907 and 34,818,490 shares issued and outstanding	37,935	34,818
Additional paid-in capital	25,589,311	24,998,924
Accumulated deficit	(25,515,871)	(24,717,544)

	111,375	316,198

Total liabilities and stockholders’ equity	$4,992,339	$3,642,666

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Fiscal Years Ended December 27, 2009 and December 28, 2008

	2009	2008
Revenues:
Store sales	$4,632,651	$5,462,915
Franchise royalties and fees	429,537	335,860
Other revenue	388,648	25,267

	5,450,836	5,824,042

Costs and expenses:
Store operating expenses:
Food and paper costs	1,336,240	1,615,417
Cost of Goods sold	344,219	509,775
Labor	1,354,101	1,743,831
Occupancy	554,923	658,672
Other store operating expenses	778,155	992,350
General and administrative expenses	3,696,425	6,785,620
Advertising, marketing and promotion expenses	219,360	887,259
Depreciation and amortization	407,593	500,153
Impairment of goodwill	136,000	765,772
Impairment of long-lived assets	-0-	1,249,150
Loss on disposal of assets	88,997	65,524

Total costs and expenses	8,916,013	15,773,523

Operating loss	(3,465,177)	(9,949,481)

Other income (expense):
Interest income	20,709	80,825
Interest expense	(955,016)	(76,602)
Other income	442,133	69,953

Other income (expense), net	(492,174)	74,176

Loss before income taxes	(3,957,351)	(9,875,305)
Income taxes	—	—

Net loss	$(3,957,351)	$(9,875,305)

Basic and diluted earnings (loss) per share	$(0.11)	$(0.29)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC.
and SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the Fiscal Years Ended December 27, 2009 and December 28, 2008

	Common Stock		Additional Paid-in	Accumulated
	Shares	Value	Capital	Deficit	Total

Balances, December 30, 2007	29,241,158	$29,241	$18,833,096	$(14,842,239)	$4,020,098
Issuance of units (net of issuance costs of $691,154)	4,781,000	4,781	4,083,542	—	4,088,323
Stock issued for marketing and promotional services	740,000	740	1,030,510	—	1,031,250
Stock issued for franchise sales commission	56,332	56	54,984		55,040
Stock-based compensation			996,792	—	996,792
Net loss for year ended December 28, 2008	—	—	—	(9,875,305)	(9,875,305)

Balances, December 28, 2008 as filed	34,818,490	34,818	24,998,924	(24,717,544)	316,198
Cumulative effect of reclassification of warrants to warrants liabilities			(3,512,272)	3,159,024	(353,248)
Stock issued for marketing and promotional services			150,920	—	150,920
Stock issued for interest payment	2,982,671	2,983	312,995	—	315,978
Exercise of stock options	7,618	8	45	—	53
Stock issued for franchise sales commission	82,895	83	14,917	—	15,000
Stock-based compensation			483,625	—	483,625
Issuance of warrants in connection with debentures			3,130,200	—	3,130,200
Forfeitures of stock	(33,690)	(34)	34	—	—
Conversion of debentures into stock	76,923	77	9,923	—	10,000
Net loss for year ended December 27, 2009	—	—	—	(3,957,351)	(3,957,351)

Balances, December 27, 2009	37,934,907	$37,935	$25,589,311	$(25,515,871)	$111,375

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Fiscal Years Ended December 27, 2009 and December 28, 2008

	2009	2008
Cash flows from operating activities:
Net loss	$(3,957,351)	$(9,875,305)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	407,593	500,154
Amortization of beneficial conversion feature	310,201	—
Amortization of deferred financing costs	266,176	15,871
Provision for doubtful accounts	161,424	29,949
Impairment of goodwill	136,000	765,772
Impairment of long lived assets	—	1,249,150
Change in value of warrant liability	(349,498)	—
Stock-based compensation	483,625	996,792
Loss on disposal of assets	88,997	115,566
Non-cash promotion expenses	158,302	1,086,290
Non-cash interest payments	315,976	—
Gain on extinguishment of debt	(74,967)	(68,575)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(189,185)	(88,788)
Inventories	18,159	51,552
Prepaid expenses and other current assets	11,052	(39,374)
Other assets and noncurrent liabilities	2,640	41,343
Accounts payable	(248,269)	(112,737)
Franchisee deposits	(542,500)	195,500
Accrued expenses and other current liabilities	(187,766)	(34,318)

Net cash used in operating activities	(3,189,391)	(5,171,158)

Cash flows from investing activities:
Proceeds from sale of assets	5,600	—
Acquisition of property and equipment	(116,910)	(792,225)

Net cash used in investing activities	(111,310)	(792,225)

Cash flows from financing activities:
Proceeds from exercise of options	53	—
Proceeds from issuance of common stock, net	—	4,088,323
Proceeds from issuance of convertible debt	5,874,000	—
Payments for financing costs	(1,001,220)	—
Payments on long-term debt	(375,511)	(1,303,713)
Payments on capital lease obligations	(62,810)	(51,999)
Decrease in restricted cash	357,065	666,122

Net cash provided by financing activities	4,791,577	3,398,733

Increase(Decrease) in cash and cash equivalents	1,490,876	(2,564,650)
Cash and cash equivalents — beginning of year	787,551	3,352,201

Cash and cash equivalents — end of year	$2,278,427	$787,551

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Notes to Consolidated Financial Statements
1. Nature of Operations and Basis of Presentation
UFood Restaurant Group, Inc. was incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, UFood was a development stage company headquartered in Vancouver, Canada. As Axxent Media Corp., the Company’s business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, the Company changed its name to UFood Franchise Company, and on September 25, 2007, changed its name to UFood Restaurant Group, Inc. (UFood or the Company).
On December 18, 2007, (Merger Date) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of December 27, 2009, the Company’s operations consisted of four Company-owned restaurants and four franchise-owned locations. One of the franchise-owned locations was operated by the Company pursuant to a management series agreement. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.
As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations. Over the past few years, the Company’s operations have been funded through a combination of private equity and debt financing. As of December 27, 2009, the Company had approximately $2,278,000 of unrestricted cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on current trends, management believes that additional franchises will be sold within the next twelve months, and that the additional capital raised will be sufficient to support activities though 2011. The Company is subject to a number of risks similar to those of other companies in its industry, including dependence on key individuals, competition from substitute products, the successful attraction of franchisee, and the ability to obtain adequate additional financing necessary to fund continuing operations. The Company is currently in the process of raising additional equity capital. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
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
Fiscal Year
The Company’s fiscal year ended on December 27, 2009 and December 28, 2008, respectively, both fiscal years had 52 weeks.

Adoption of the FASB Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued the FASB Accounting Standards Codification (“ASC”). The ASC became the single source for all authoritative GAAP recognized by the FASB and is required to be applied to financial statements issued for interim and annual periods ending after September 15, 2009. The Company’s accounting policies were not affected by the conversion to ASC. However, references to specific accounting standards in the notes have been changed to refer to the appropriate ASC topics.
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
Cash Equivalents
Cash equivalents represent highly liquid instruments with original maturities of three months or less when purchased. Cash equivalents consist of money market accounts at December 27, 2009 and December 28, 2008. At December 27, 2009 restricted cash was comprised of $60,425 used to collateralize a standby letter of credit.
Inventories
Inventories, which primarily consist of food products, paper goods and supplies and vitamins and supplements for resale, are stated at the lower of cost or market, with cost determined by the average cost method.
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs were $266,176 and $15,871 for the years ended December 27, 2009 and December 28, 2008, respectively, and is included in interest expense.
Property and Equipment
Property, equipment and leaseholds are stated at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the shorter of their estimated useful lives or the related reasonably assured lease term. The estimated useful lives used for financial statement purposes are:

Leasehold improvements	5 years, or over life of lease, whichever is shorter
Equipment	5 years
Furniture and fixtures	5 years
Website development costs	3 years
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized. The total amounts expensed for maintenance and repairs were $71,038 and $92,808 for the fiscal years ended December 27, 2009 and December 28, 2008, respectively.

Goodwill and Other Intangible Assets
We account for goodwill and other intangible assets under ASC No. 805, Business Combinations, and ASC No. 350-20 to 30, Goodwill and Other Intangible Assets. ASC No. 805 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under ASC No. 350-20 to 30, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. The Goodwill attributable to our franchise operations segment was impaired due to the decision to not renew the lease agreement for a property originally leased as a training facility. The carrying amount of the goodwill attributable to franchise operations exceeded its implied fair value and the Company recognized a non-cash impairment charge of $136,000, during the year ended December 27, 2009. Goodwill attributable to our store operations segment is evaluated on a restaurant-by-restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company was determined based upon the restaurant’s location, cash flows and growth prospects.
In August 2008, the Company completed the conversion of three of its Company-owned stores from KnowFat! locations to UFood Grill outlets, including two stores that have goodwill associated with them. Following the store conversions, the Company tested the carrying value of the store’s goodwill for impairment as of the first day of the fourth quarter and determined that there was no impairment. For purposes of estimating each store’s future cash flows, the Company assumed that comparable store sales would increase by approximately 4% per year; store operating expenses as a percentage of the store’s revenues would decrease by a total of 1-1/2% of sales per year due to labor and purchasing efficiencies; and the terminal value of each store was calculated using a 20% capitalization rate applied to the final year’s estimated cash flow. The present value of each restaurant’s estimated future cash flows was calculated using a discount rate of 8%. Following the impairment test performed as of the first day of the fourth quarter of the fiscal year 2008, economic conditions in the United States worsened. The U.S. Government and Federal Reserve provided an unprecedented level of financial support to U.S. financial institutions, unemployment has risen, home foreclosures have increased, mortgage delinquency rates have increased, credit markets have tightened, volatility in the equity markets has continued and the National Bureau of Economic Research announced that the United States economy has been in recession for almost a year. These factors, all contributed to economic uncertainty and a decrease in consumer spending which in turn contributed to a decline in sales at Company-owned stores during the fiscal year 2008. According to The Conference Board, Inc., the decline in real consumer spending experienced in the third and fourth quarters of 2008 are expected to last through 2009. As a result of these factors and the uncertainty surrounding the level of economic activity in 2009 and beyond, the Company tested the carrying value of the stores’ goodwill in December 2008 and determined that the carrying amount of the goodwill attributable to our store operations exceeded its implied fair value and recognized a non-cash impairment charge of $765,772. For purposes of its mid-December 2008 impairment test, the Company assumed that comparable store sales will decline by 6% in 2009 and increase by 2.5% per year thereafter and store operating expenses will continue at their current level as a percentage of store revenues. As a result of the economic uncertainty that currently exists, the Company’s estimate of future cash flows did not include an estimate of the restaurant’s terminal value since the Company cannot be certain that a buyer could be found for the restaurant at the end of the lease term. The present value of the estimated future cash flows was calculated using a 7% discount rate reflecting the recent decrease in long-term interest rates. Following the non-cash impairment charge, the carrying value of goodwill attributable to our store operations segment is $75,363. As of the first day of the fourth quarter of the year ended December 27, 2009 according to our policy we have tested the carrying value of the Goodwill attributable to our store operations and no impairment was necessary. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.

Impairment of Long-Lived Assets
In accordance with ASC No. 360 Property, Plant and Equipment, when impairment indicators exist, the Company evaluates its long-lived assets for potential impairment. Potential impairment is assessed when there is evidence that events or changes in circumstances have occurred that indicate the carrying amount of an asset may not be recovered. When events or changes in circumstances have occurred that indicate a long-lived asset may be impaired, the Company uses estimates of future cash flows on a restaurant-by-restaurant basis to test the recoverability of its long-lived assets. Future cash flows are estimated based upon the restaurant’s historical operating performance and management’s projections of future revenues and expenses and may take into account the restaurant’s estimated terminal value. During the fourth quarter of 2008, the Company determined that the carrying value of the long-lived assets of its store operations segment may not be recovered and recorded a non-cash impairment charge of $1,249,150. The impairment charge was primarily due to a decrease in forecasted sales resulting from the economic downturn to continue through 2009, an increase in the carrying value of the underlying assets of two stores as a result of the conversion from KnowFat! locations to UFood Grill outlets and new restaurants that opened in the fall of 2008 in the vicinity of one of our Company-owned stores and which are expected to have an adverse impact on the stores future sales growth. Long-lived assets may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
Income Taxes
The Company completes the provision for income taxes in accordance with the accounting standard for income taxes in the Company’s consolidated financial statements and accompanying notes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted income tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Any effect on deferred tax assets and liabilities from a change in tax rates is recognized in income in the period that includes the enactment date.
In accordance with the authoritative guidance on income taxes issued by the FASB, the Company establishes additional provisions for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum probability threshold, which is a tax position that is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. The Company regularly assesses the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of its provision for income taxes. The Company continually assesses the likelihood and amount of potential adjustments and adjusts the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known. The Company classifies estimated interest and penalties related to the underpayment of income taxes as a component of income taxes in the consolidated statements of operations.

Revenue Recognition
The Company records revenue for Company-owned store sales upon the delivery of the related food and other products to the customer. The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized.
The Company follows the accounting guidance of ASC No. 952, Franchisors. Franchisee deposits represent advances on initial franchise fees prior to the opening of the franchisee location. We recognize initial franchise fee revenue when all material services we are required to perform and all material conditions we are required to satisfy have been substantially completed, which is generally the opening of the franchised location. The Company defers direct costs related to franchise sales until the related revenue is recognized; however, the deferred costs shall not exceed anticipated revenue less estimated additional related costs. Such costs include training, facilities design, menu planning and marketing. Franchise royalty revenues are recognized in the same period the relevant franchisee sales occur.
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense amounted to $76,998 in 2009 and $90,279 in 2008.
Pre-Opening Costs
All pre-opening costs directly associated with the opening of new Company-owned restaurant locations, which consist primarily of labor and food costs incurred during in-store training and preparation for opening, but exclude manager training costs which are included in other operating expenses, are expensed when incurred.
Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC No. 840, Leases. The reasonably assured lease term on most of the Company’s leases is the initial non-cancelable lease term, which generally equates to between 5 and 10 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense upon the commencement date of the lease.
Earnings Per Share Data
Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC No. 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.

Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include accounts receivable, accounts payable and other accrued expenses approximate their fair values due to the short-term maturity of these instruments.
Stock-Based Compensation
The Company maintains two stock-based incentive plans. The Company grants options to purchase common stock at an option price equal to the market value of the stock at the date of grant. Options generally vest over a three-year period beginning on the date of grant and have a ten-year contractual term.
The Company applies the fair value recognition provisions of ASC No. 718, Compensation-Stock Compensation, which requires all stock-based compensation, including grants of employee stock options, to be recognized in the statement of operations based on their fair values. The Company uses the Black-Scholes option pricing model which requires extensive use of accounting judgment and financial estimates, including estimates of the expected term participants will retain their vested stock options before exercising them and the estimated volatility of the Company’s common stock price over the expected term.
Stock-based compensation expense recognized during the fiscal year ended December 27, 2009 totaled approximately $483,625 for stock options. Stock-based compensation expense recognized during the fiscal year ended December 28, 2008 totaled approximately $996,792 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying consolidated statements of operations.
Reclassifications
Certain accounts previously reported in the 2008 financial statements have been reclassified to facilitate comparability with the current year presentation. The reclassifications had no effect on the 2008 net loss previously reported.
New Accounting Pronouncements
Adoption of New Accounting Principle
Effective January 1, 2008, we adopted ASC 820, Fair Value Measurements, for all financial assets and liabilities, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 establishes a framework for measuring fair value and enhances disclosures about fair value measures required under other accounting pronouncements, but does not change existing guidance as to whether or not an instrument is carried at fair value. The adoption of ASC 820 did not expect to have a material impact on our consolidated financial statements.
In February 2007, the FASB issued ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FASB Statement No. 115. Under ASC 825, a company may elect to measure eligible financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. If elected, ASC 825 is effective for fiscal year beginning after November 15, 2007.
Recent Accounting Pronouncements
In December 2007, the FASB issued ASC No. 805, Business Combinations. ASC No. 805 establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and specifies what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. ASC No. 805 is effective for financial statements issued for fiscal years beginning after December 15, 2008. We expect ASC No. 805-10 will have an impact on our consolidated financial statements when effective, but the nature and magnitude of the specific effects will depend upon the nature, terms and size of the acquisitions we consummate after the effective date.

In June 2008, the FASB ratified ASC No. 815-40 Derivatives and Hedging-Contracts in Entity’s Own Equity. This issue provides guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity’s own stock. ASC No. 815-40 applies to any freestanding financial instrument or embedded feature that has all the characteristics of a derivative under ASC No. 815-10-15 for purposes of determining whether that instrument or embedded feature qualifies for the first part of the scope exception under ASC No. 815-10-15. ASC No. 815-40 also applies to any freestanding financial instrument that is potentially settled in an entity’s own stock, regardless of whether the instrument has all the characteristics of a derivative under ASC No. 815-10-15, for purposes of determining whether the instrument is within the scope of ASC No. 815-40, which provides accounting guidance for instruments that are indexed to, and potentially settled in, the issuer’s own stock. ASC No. 815-40-15 is effective for fiscal years beginning after December 15, 2008. The application of ASC No. 815-40-15 has had a material impact on the Company’s financial statements, resulting in unrealized, non-operating gains from the change in the fair value of derivative warrant liabilities in the consolidated statement of operations of $349,498 for the year ended December 27, 2009, that was recorded in interest expense in the consolidated statement of operations.
In December 2007, the FASB issued ASC No. 810 Consolidations,. ASC No. 810-10 changes the accounting and reporting for minority interests. Minority interests will be re-characterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. ASC No. 810-10 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, except for the presentation and disclosure requirements, which will apply retrospectively. The adoption of ASC No. 810 did not have a material impact on the Company’s consolidated financial statements.
In October 2008, the FASB issued ASC No. 820, Fair Value Measurements and Disclosure, clarifying the application of ASC No. 820-10, which the Company adopted as of January 1, 2008, in cases where a market is not active. The Company will comply with the clarification to the original application.
In April 2009, the FASB issued ASC No. 825-10-65-1, Financials Instruments. This ASC essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the ASC requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. These additional disclosures will be required beginning with the quarter ending September 27, 2009. The adoption of ASC No. 825-10-65-1 did not impacted the Company’s consolidated financial statements.
In May 2009, the FASB issued ASC No. 855, Subsequent Events, to incorporate the accounting and disclosure requirements for subsequent events into U.S. generally accepted accounting principles. ASC No. 855 introduces new terminology, defines a date through which management must evaluate subsequent events, and lists the circumstances under which an entity must recognize and disclose events or transactions occurring after the balance-sheet date. The Company adopted ASC No. 855 as of June 30, 2009, with no impact to our financial statements or results of operations.

In June 2009, the FASB issued ASC105 — Generally Accepted Accounting Principles (GAAP), establishes the FASB Accounting Standard Codification ™ (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with generally accepted accounting principles in the United States. All guidance contained in the Codification carries an equal level of authority. On the effective date of ASC No. 105, the Codification supersedes all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. ASC No. 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company has reflected Codification-related authoritative GAAP reference updates within our third quarter 10Q filing, as appropriate.
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
In September 2009, the FASB issued ASU No. 2009—09, Accounting for Investments — Equity Method and Joint Ventures and Accounting for Equity-Based Payments to Non-Employees — Amendments to Sections 323-10-S99 and 505-50-S99. This ASU represents a correction to Section 323-10-S99-4, Accounting by an Investor for Stock-Based Compensation Granted to Employees of an Equity Method Investee. Section 323-10-S99-4 was originally entered into the Codification incorrectly. Additionally, it adds observer comment Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees to the Codification. The Company has evaluated this new ASU, and has determined.

3. Disposal of Assets
During 2009, the Company recorded a loss on disposal of assets of $88,997 due to the write off of obsolete equipment and furniture and fixtures as a result of the closure of the Bedford, MA location.
During 2008, the Company recorded a loss on disposal of assets of $65,524 due to the write off of obsolete equipment and furniture and fixtures as a result of the conversion of four KnowFat stores to UFood Grill outlets.
4. Goodwill
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
Following the impairment test performed as of the first day of the fourth quarter of fiscal year 2008, economic conditions in the United States worsened. The U.S. Government and Federal Reserve provided an unprecedented level of financial support to U.S. financial institutions, unemployment has risen, home foreclosures have increased, mortgage delinquency rates have increased, credit markets have tightened, volatility in the equity markets has continued and the National Bureau of Economic Research announced that the United States economy has been in recession for almost a year. These factors contributed to economic uncertainty and a decrease in consumer spending which in turn has contributed to a decline in sales at Company-owned stores during the fiscal year 2008. As a result of these factors and the uncertainty surrounding the level of economic activity in 2009 and beyond, the Company tested the carrying value of the stores’ goodwill in December 2008 and determined that the carrying amount of the goodwill attributable to our store operations exceeded its implied fair value and has recognized a non-cash impairment charge of $765,772. For purposes of its mid-December 2008 impairment test, the Company has assumed that comparable store sales will decline by 6% in 2009 and increase by 2-1/2% per year thereafter and store operating expenses will continue at their current level as a percentage of store revenues. As a result of the economic uncertainty that currently exists, the Company’s estimate of future cash flows did not include an estimate of the restaurant’s terminal value since the Company cannot be certain that a buyer could be found for the restaurant at the end of the lease term. The present value of the estimated future cash flows was calculated using a 7% discount rate reflecting the recent decrease in long-term interest rates. Following the non-cash impairment charge, the carrying value of goodwill attributable to our store operations segment is $75,363. During the year ended December 27, 2009, the goodwill attributable to our franchise operations segment was impaired due to the decision to not renew the lease agreement for a property originally leased as a training facility. The carrying amount of the goodwill attributable to franchise operations exceeded its implied fair value and the Company recognized a non-cash impairment charge of $136,000.

As of the first day of the fourth quarter of the year ended December 27, 2009 according to our policy we have tested the carrying value of the goodwill attributable to our store operations and no impairment was necessary. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.

		Franchise
	Store Operations	Operations
	Segment	Segment	Total

Balance as of December 30, 2007	841,135	136,000	977,135
Goodwill written off in connection with impairment test	(765,772)	—	(765,772)

Balance as of December 28, 2008	75,363	136,000	211,363
Goodwill written off in connection with impairment test	—	(136,000)	(136,000)

Balance as of December 27, 2009	75,363	—	75,363

5. Long-Term Debt
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

The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by ASC No. 815-40, Derivatives and Hedging-Contracts in entity’s Own Equity. The derivative is accounted for and classified as a “Derivative warrant liability” within the liabilities section of the consolidated balance sheet. The change in the fair value of the derivative is included within “Other income (Loss)” in the consolidated statements of operations. The change in the fair value of the derivative instrument affects the “Change in fair value of derivative warrant liability” line in the “Cash flows from operating activities” section of the consolidated statements of cash flows.
At the date of issuance of the 2008 Investor Warrants and 2008 Placement Agent Warrants, based upon evaluation under applicable ASC No. 815 Derivatives and Hedging guidance, the Company initially determined that the financial instrument did not constitute a derivative, and, accordingly, reflected the balance within additional paid-in capital as of December 28, 2008 in the Company’s Form 10-K. During the quarter ended March 29, 2009, the Company re-assessed this categorization based upon the clarified “indexed to an entity’s own stock” criteria specified within ASC No. 815-40, which is effective for fiscal years beginning after December 15, 2008, and concluded that the financial instrument constituted a derivative. The aggregate fair value of the derivative at inception was determined to be $3,512,272, which was recorded as a derivative liability during the quarter ended March 29, 2009. At December 29, 2008, the aggregate fair value of the derivatives was $353,248. The decrease in the fair value of the derivative in the aggregate amount of $3,159,024 upon adoption of ASC No. 815-40 was recorded in the consolidated statements of changes in stockholders’ equity as a cumulative adjustment gain on derivative during the three months ended March 29, 2009.
At December 27, 2009, the aggregate fair value of the derivative was $3,750. The decrease in the fair value of the derivative was in the aggregate amount of $349,498 during the twelve months ended December 27, 2009. The decrease in the fair value of the derivative was recorded in the consolidated statement of operations as other income.
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
Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of December 27, 2009
	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under ASC No. 815:
None

Derivatives not designated as hedging instruments under ASC No. 815:
Derivative warrant liability	Long-term liabilities	$3,750

Total derivatives		$3,750

The effect of the derivative instrument on the consolidated statements of operations for the twelve months ended December 27, 2009 follows:

		Amount of Gain (Loss)
		Recognized in Income on
	Location of Gain (Loss)	Derivative
	Recognized in Income on	Twelve Months Ended
	Derivative	December 27, 2009
Derivatives not designated as hedging instruments under ASC No. 815:
Derivative warrant liability	Other Income (Expense)	$349,498

Total		$349,498
The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by ASC 820, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the warrant liability was estimated on the date of issuance, as of December 29, 2008, and as of December 27, 2009, using the following assumptions:

	At Issuance	December 29, 2008	December 27, 2009
Expected term (years)	5 - 7 Years	5 - 7 Years	5 - 7 Years
Expected volatility	32.34%	34.87%	37.20%
Risk-free interest rate	2.46%	1.55%	1.56%
Expected annual dividend	0.00%	0.00%	0.00%
The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative at December 29, 2008, and for the twelve months ended December 27, 2009:

Balance as of December 28, 2008	$—
Fair value of warrant liability at issuance	3,512,272
Decrease in fair value at December 29, 2008	(3,159,024)
Decrease in fair value during the twelve months ended December 27, 2009	(349,498)
Balance as of December 27, 2009	$3,750

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
In conjunction with the Debentures and the 2009 Warrants, the Company recorded debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. For the twelve months ended December 27, 2009, the Company recorded interest expense of $310,201 in connection with the debt discount on the warrants and the beneficial conversion feature over the debt term.

Long-term debt consists of the following at December 27, 2009 and December 28, 2008:

	2009	2008

Term note payable to bank in monthly principal installments of $29,167 commencing January 2007 through December 2010. Interest is payable monthly at the bank’s prime rate (3.25% at December 31, 2009). The note is secured by substantially all assets of the Company.	$342,072	$692,076

Senior Secured Convertible Debenture $5,874,000 at 8% interest The Debentures bear interest at a rate of 8% and are due three years from the date they are issued. The Debentures are convertible into shares of Common Stock at $0.13 per share. In conjunction with the Debentures and the 2009 Warrants, the Company recorded debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. The discount is $2,829,999 at December 27, 2009.	3,044,001	—

Landmark Center acquisition promissory note with no stated interest rate. Due upon the occurrence of a sales event, as defined in the agreement. The note agreement includes a restrictive covenant requiring the Company’s wholly-owned subsidiary, KnowFat of Landmark Center, Inc., to maintain net equity of not less than $450,000.	450,000	450,000

Unsecured, non-interest bearing note payable. This note payable is due on demand. Interest imputed on the note using a discount rate of 5% totaled $59,597, which is being amortized over the term of the note.	56,033	51,787

Indebtedness incurred in connection with the acquisition of the two franchisee locations. No stated interest rate; this note payable is due on demand.	2,137	2,137

Note payable to the Watertown landlord in connection with the acquisition of the training center in 2004. The note is payable in monthly installments of $2,566 including interest at 5% through April 2010.	7,640	37,396

	3,901,883	1,233,396

Less current portion	857,882	883,684

Long-term debt	$3,044,001	$349,712

Maturities of long-term debt at December 27, 2009 are as follows:

Year ending December 31,

2010	$857,882
2011	—
2012	3,044,001

$3,901,883

6. Capital Lease Obligations
The Company leases certain equipment under capital leases. The equipment has been recorded at the present value of the total lease payments using discount rates ranging from 13.9% to 17.95%.
Future minimum lease payments under these leases are as follows:

Year ending December 31,

2010	$70,143
2011	28,547
2012	10,576
Thereafter	5,288

114,554
Less imputed interest	16,663

97,891
Less current portion	58,820

Long-term portion of capital lease obligations	$39,071

The recorded cost and accumulated amortization of the equipment acquired are $199,947 and $85,531, respectively as of December 27, 2009.
7. Capital Stock
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
Under the terms of the Services Agreement with GFV, KnowFat also agreed to (i) issue GFV an additional 152,351 shares of common stock promptly following the sale of the 600th franchise, provided the sale of such franchise occurs by December 31, 2009 and (ii) pay GFV a royalty equal to 0.2% of aggregate net sales, in exchange for the performance of certain services by George Foreman and a limited license to use Mr. Foreman’s name and likeness in connection with the promotion of restaurants operated by KnowFat and its franchisees. At December 27, 2009, 1,142,631 shares of common stock issued to GFV were vested. The remaining 228,526 shares of common stock issued to vest over four years in accordance with the following schedule:

Vesting Date	Number of Shares
June 13, 2010	152,351
June 11, 2011	76,175
In the event there is a change of control after December 18, 2007, as defined in the Services Agreement, GFV has the right to return 50% of the shares of common stock received in exchange for a prospective increase in the royalty rate to 0.5%.
Advertising, marketing and promotion expenses for the year ended December 27, 2009 include $16,758 representing the fair value of 152,351 shares that vested on June 13, 2009.

Shares Issued in Connection with the Merger
On December 18, 2007, pursuant to the terms of an Agreement and Plan of Merger and Reorganization, the Company, through a wholly-owned subsidiary, merged with and into KnowFat Franchise Company, Inc. Following the merger, UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants. Concurrently with the closing of the Merger and in contemplation of the Merger, the Company consummated a private offering (the Offering). Total amount of units sold in this offering during 2007 and 2008 was 10,941,000 units. Each Unit consists of one share of Common Stock and a warrant to purchase one-half, or 50%, of a share of Common Stock. The warrants (Investor Warrants) are exercisable for a period of five years at an exercise price of $1.25 per whole share of Common Stock.
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
Warrants
At December 27, 2009, warrants to purchase 45,651,911 shares of UFood Common Stock were issued and outstanding as follows:

Description	Number of Warrants	Exercise Price

New Warrants	607,226	$1.00

Placement Agent Warrants	2,988,200	$0.49

Vendor Warrants	2,916,666	$1.25

Investor Notes warrants	2,040,088	$0.59

Investor Warrants	5,470,500	$0.59

2009 Warrants	22,592,308	$0.14

2009 Placement Agent W	9,036,923	$0.14

Total	45,651,911

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
In connection with the conversion of the $2,000,000 of Investor Notes, the Company issued 2008 Investor Warrants in the amount 2,040,088 to the purchasers of the Investor Notes. The 2008 Investor Warrants have an exercise price of $1.25 and expire in five years. The sale of 10,941,000 Units included the issuance of 5,470,500 2008 Investor Warrants. The 2008 Investor Warrants have an exercise price of $1.25 and expire in five years. As a result of the Company’s recent private placement, the exercise price of the 2008 Investor Warrants was reduced to $0.59 pursuant to the terms of such warrants.

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
8. Stock-Based Compensation
At December 27,2009, the Company has two share-based, shareholder approved employee compensation plans, the 2004 Stock Option Plan (2004 Plan) and the 2007 Equity Incentive Plan (2007 Plan, and together with the 2004 Plan, the Equity Plans), which are described below. During 2009 and 2008, the Company recognized $483,625 and $996,792 of compensation expense for awards under the Equity Plans. In May 13, 2009, the Board of Directors approved the cancelation of the stock options granted to employees and officers and the grant of the same amount of stock options at an exercise price of $0.20.
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
The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	2009	2008

Expected term (years)	6	6
Expected volatility	36.53%	45%
Risk-free interest rate	0.89%	4.37%
Expected annual dividend	None	None
The expected term is based on the weighted average midpoint between vesting and the contractual term. Expected volatility is based on the historical volatility of published common stock prices over the last six years of comparable publicly held companies. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted for the years ended December 27, 2009 and December 28, 2008. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The 2004 Plan
Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 32,757 shares of common stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. The Company believes that such awards align the interests of its employees with those of its shareholders. In general, stock option awards under the 2004 Plan are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant, vest over a three-year period and expire ten years from the date of grant. As a result of the Merger, no awards will be made under the 2004 Plan after December 18, 2007; A summary of option activity under the 2004 Plan during 2008 and 2007 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 30, 2007	304,702	$0.61	8.8	$146,257
Granted	—
Exercised	—
Forfeited	—

Outstanding at December 28, 2008	304,702	$0.61	7.8	$-0-
Canceled	(181,980)	—	—
Exercised	(7,618)	—	—	709
Forfeited	(82,347)

Outstanding at December 27, 2009	32,757	$0.01	5.0	$2,293

Exercisable at December 27, 2009	32,757	$0.01	5.0	$2,293

At December 27, 2009, all of the options outstanding under the 2004 Plan were vested. The intrinsic value of stock option exercises was $709 during the fiscal year ended December 27, 2008. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at December 27, 2009.
The 2007 Plan
The 2007 Plan was approved in contemplation of the Merger. There were no awards under the 2007 Plan prior to December 18, 2007, the Closing Date of the Merger. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 6,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. At December 27, 2009, 3,919,990 stock options were outstanding under the 2007 Plan.

Activity under the 2007 Plan from December 18, 2007, the Merger Date, through December 28, 2008 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 30, 2007	1,950,000	$1.00	10.0	$175,500
Granted	897,920	$1.22	10.0
Exercised	—	—
Forfeited	(2,000)	$1.22	10.0

Outstanding at December 28, 2008	2,845,920	$1.22	8.8	-0-
Granted	3,979,990	$0.20	8.2
Canceled	(2,360,920)	$1.22
Forfeited	(545,000)	$1.11

Outstanding at December 27, 2009	3,919,990	$0.20	8.2	-0-

Exercisable at December 27, 2009	3,380,681	$0.20	8.8	$-0-

The weighted average grant date fair value of options granted during 2009 and 2008 under the 2007 Plan was $0.03 and $0.60 respectively. At December 27, 2009 there was $215,614 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately eighteen months.
On February 12, 2008, the Company’s board of directors approved a 3,000,000 increase in the number of shares of Common Stock reserved for issuance under the 2007 Plan to 6,000,000 shares. The increase was subject to approval by a majority of shares represented at the Company’s annual meeting and was obtained in August 29, 2009.
9. Income Taxes
On January 1, 2007, the Company adopted the provisions of ASC 740, Income Taxes which requires that the impact of tax positions taken by the Company be recognized in the financial statements if they are more likely than not of being sustained based upon the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The implementation of ASC 740 had no impact on the Company’s financial statements due to the valuation allowances that have historically been provided against all deferred tax assets.
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
Net deferred tax assets (liabilities) at December 27, 2009 and December 28, 2008 are as follows:

	2009	2008
Deferred tax assets
Federal	$9,201,000	$8,192,000
State	1,668,000	1,495,000

Total deferred tax assets	10,869,000	9,687,000
Valuation allowance	(10,869,000)	(9,687,000)

Net deferred tax assets	$—	$—

The components of income tax benefit (expense) are as follows:

	2009	2008
Federal
Deferred
Net operating loss carryforward	$1,183,000	$2,370,000
Other	(175,000)	899,000

	1,008,000	3,269,000

State
Deferred
Net operating loss carryforward	207,000	424,000
Other	(31,000)	166,000

	176,000	590,000

Tax benefit before adjustment to valuation allowance	1,184,000	3,859,000
Adjustment to valuation allowance	(1,184,000)	(3,859,000)

Net tax benefit	$—	$—

The Company’s effective income tax rate differs from the federal statutory income tax rate as follows for the fiscal years ended December 27, 2009 and December 28, 2008.

	2009	2008

Federal tax provision rate	34%	34%
State tax provision, net of federal provision	6%	6%
Change in valuation allowance	(40%)	(40%)

	—	—

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
The Company’s income tax returns have not been audited by the Internal Revenue Service (IRS) or any state taxing authority. The years 2006 through 2009 remain open to examination by the IRS and state taxing authority. The Company believes it is not subject to any tax exposure beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date ASC 740 was adopted, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended December 27, 2009 and December 28, 2008.
Federal and state net operating loss carryforwards expire in 2027 and 2012, respectively. Ownership changes, as defined in Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that may be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

10. Concentration of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk include cash and cash equivalents, which occasionally exceed current federal deposit insurance limits. Substantially all of the cash and cash equivalents are maintained in a certain large commercial bank. Senior management continually reviews the financial stability of this institution.
11. Commitments and Contingencies
Leases
The Company rents store and office locations under non-cancelable operating leases and tenant at will arrangements. The agreements expire on various dates through December 2016, and some include options to extend. The leases require the Company to pay its share of the operating expenses of the leased properties, including taxes, utilities and insurance.
Future minimum payments at December 27, 2009 under non-cancelable leases are as follows:

Year ending,

2010	$656,000
2011	670,000
2012	687,000
2013	695,000
2014	421,000
Thereafter	236,000

$3,365,000

Employment Agreements
On October 15, 2007, in contemplation of the Merger that took place in December, 2007, the Company entered into employment agreements with its chief executive and its vice president of business development. Each agreement is for a term of three years and provides for the payment of a base salary and benefits, an annual bonus to be determined by the Company’s Board of Directors, an equity award under the Company’s 2007 Equity Incentive Plan and, in the case of the Company’s chief executive, a payment for each franchise sold.
In October 2007, in contemplation of the Merger, UFood entered into an employment agreement with its chief executive officer. Under the terms of the agreement, the Company agreed to pay the executive a fee of $10,000 upon the consummation by the Company of the sale of a franchise restaurant. To the extent any franchise transaction is part of an Area Development Agreement, $5,000 of the fee is payable in cash and the remainder is payable in shares of the Company’s Common Stock. The franchise and development fee arrangement included in the executive’s employment agreement replaced a similar arrangement covering the period preceding the Merger, except that franchise and development fees earned prior to the Merger were payable 100% in cash. During 2009 and 2008, the Company recorded franchise and development fee expenses of $15,000 and $40,000, respectively, which half of the expenses were paid in cash and the other half with shares of common stock at the closing price of the date of the transaction.

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
Key man insurance
The Company has obtained Key Man insurance on the Chairman and CEO of the Company with a base face amount of $2,500,000 with no surrender value as of December 27, 2009.
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
12. Supplemental Disclosures of Cash Flow Information:

	2009	2008

Cash paid during the year for interest	$78,532	$76,602

Summary of non-cash investing and financing activities

Property and equipment acquired with capital lease	$12,357	$65,756

13. Loss per share
The amounts used for basic and diluted per share calculations are as follows:

	2009	2008
Net loss allocable to common stockholders	$(3,957,351)	$(9,875,305)

Weighted average number of shares outstanding — basic and diluted	35,320,547	33,851,004

Basic and diluted loss per common share	$(0.11)	$(0.29)

Our diluted earnings (loss) per share is the same as our basic loss per share since the effect of the assumed exercise of options and warrants to purchase common stock is anti-dilutive. A total of 49,065,349 and 16,530,174 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the years ended December 27, 2009 and December 28, 2008, respectively, because their inclusion would have been anti-dilutive.
14. Segment Data
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
Segment information for the Company’s two business segments follows:

	2009	2008

Revenues:
Store operations	$4,632,651	$5,462,915
Franchise operations	429,537	361,128

Total revenue	$5,062,188	$5,824,042

Segment loss:
Store operations	$(13,056)	$(2,781,278)
Franchise operations	(842,440)	(1,517,876)

Total segment loss	$(855,496)	$(4,299,154)

	2009	2008
Advertising, marketing and promotion	$219,360	$887,259
Depreciation and amortization	407,593	500,153
Unallocated general and administrative expenses	1,982,728	4,262,055
Interest (income) expense	934,307	(4,013)
Other (income) expenses, net	(442,133)	(69,303)

Net loss	$(3,957,351)	$(9,875,305)

Depreciation and amortization:
Store operations	$364,757	$458,063
Franchise operations	42,836	42,091

Total depreciation and amortization	$407,593	$500,154

Capital expenditures:
Store operations	$108,102	$704,027
Franchise operations	8,808	153,954

Total capital expenditures	$116,910	$857,981

Segment assets:
Store operations	$1,682,070	$2,050,990
Franchise operations	3,310,269	1,591,676

Total segment assets	$4,992,339	$3,642,666

16. Subsequent Events
On February 11, 2010, we signed a franchisee agreement with Ms. Dee Robinson for a potential location at the Cleveland, OH Airport. On March 7, 2010, the franchisee-owned outlet in Sacramento, CA closed.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of December 27, 2009, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, except for the material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
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
Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of December 27, 2009 based on the criteria for effective internal control over financial reporting established in Internal Control —Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal controls over financial reporting were not effective as of December 27, 2009 and that a material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting following the reverse merger on December 18, 2007. A contributing factor to our internal control deficiencies is the Company’s small size and the lack of sufficient resources to perform the testing of internal controls within the prescribed time frame. As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.

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

Item 9B.	Other Information
None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
The Company has adopted a code of ethics, called the Standards of Business Conduct that applies to its officers, including its principal executive, financial and accounting officers, and its directors and employees. The Company has posted the Standards of Business Conduct on its Internet website at www.ufoodgrill.com under the “Corporate Governance” section of the “About Us — Investor Relations” webpage. The Company intends to make all required disclosures concerning any amendments to, or waivers from, the Standards of Business Conduct on its Internet website.

ITEM 11.	EXECUTIVE COMPENSATION
Incorporated by reference from the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2010 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
(a)	The following documents are filed as part of this report:
(1)	Consolidated financial statements (included in Part II, Item 8):
Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 27, 2009 and December 28, 2008

Consolidated Statements of Operations for the Fiscal Years Ended December 27, 2009 and December 28, 2008

Consolidated Statements of Stockholders’ Equity (Deficit) for the Fiscal Years Ended December 27, 2009 and December 28, 2008

Consolidated Statements of Cash Flows for the Fiscal Years Ended December 27, 2009 and December 28, 2008

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

UFOOD RESTAURANT GROUP, INC.
Date: March 26, 2010	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Naddaff
George Naddaff	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 26, 2010

/s/ Charles A. Cocotas
Charles A. Cocotas	President and Chief Operating Officer, Director	March 26, 2010

/s/ Irma Norton
Irma Norton	Chief Financial Officer (Principal Financial Officer)	March 26, 2010

Mark Giresi	Director	March 26, 2010

Robert Grayson	Director	March 26, 2010

/s/ Jeffrey Ross
Jeffrey Ross	Director	March 26, 2010

Keith Mueller	Director	March 26, 2010

/s/ Rick Golden
Rick Golden	Director	March 26, 2010

21	Subsidiaries of the Registrant*

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*