Form 10-Q
period 2010-03-28
UFood Restaurant Group, Inc.
filed 2010-05-12
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☐	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 28, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 333-136167
UFOOD RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4463582
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of May 11, 2010, there were 38,680,853 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 28, 2010 and December 27, 2009

Assets

	March 28,	December 27,
	2010	2009
	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$1,751,349	$2,278,427
Restricted cash	60,425	60,425
Accounts receivable	63,795	180,134
Inventories	131,767	123,648
Prepaid expenses and other current assets	65,593	68,605

Total current assets	2,072,929	2,711,239

Property and equipment:
Equipment	954,474	937,857
Furniture and fixtures	203,985	202,205
Leasehold improvements	1,747,564	1,744,594
Website development costs	37,050	37,050

Total property and equipment	2,943,073	2,921,706
Accumulated depreciation and amortization	1,643,385	1,560,402

Net fixed assets	1,299,688	1,361,304

Other assets:
Deferred financing, net	670,470	757,873
Goodwill	75,363	75,363
Other	84,282	86,560

Total other assets	830,115	919,796

Total assets	$4,202,732	$4,992,339

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
March 28, 2010 and December 27, 2009

Liabilities and Stockholders’ Equity (Deficit)

	March 28,	December 27,
	2010	2009
	(unaudited)	(audited)

Current liabilities:
Current portion of long-term debt	$704,571	$857,882
Current portion of capital lease obligations	56,444	58,820
Accounts payable	361,340	285,150
Franchisee deposits	192,500	157,500
Accrued expenses and other current liabilities	213,630	157,870

Total current liabilities	1,528,485	1,517,222

Long-term liabilities:
Long-term debt	3,187,629	3,044,001
Warrant liability	72,651	3,750
Capital lease obligations	35,079	39,071
Other noncurrent liabilities	270,780	276,920

	3,566,139	3,363,742

Total liabilities	5,094,624	4,880,964

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 38,680,853 shares issued and outstanding	38,681	37,935
Additional paid-in capital	25,781,142	25,589,311
Accumulated deficit	(26,711,715)	(25,515,871)

Total stockholders’ equity (deficit)	(891,892)	111,375

Total liabilities and stockholders’ equity (deficit)	$4,202,732	$4,992,339

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations — Unaudited
For the Three Months Ended March 28, 2010 and March 29, 2009

	Three Months Ended
	March 28,	March 29,
	2010	2009
Revenues:
Store sales	$1,068,970	$1,106,675
Franchise royalties and fees	53,168	181,435

	1,122,138	1,288,110

Costs and expenses:
Store operating expenses:
Cost of goods sold, food and paper products	304,470	320,281
Cost of goods sold	83,989	91,859
Labor	306,443	368,850
Occupancy	123,828	156,630
Other store operating expenses	208,642	191,330
General and administrative expenses	717,395	878,286
Advertising, marketing and promotion expenses	39,651	44,657
Depreciation and amortization	82,982	105,880
Loss on disposal of assets	—	5,058

Total costs and expenses	1,867,400	2,162,831

Operating loss	(745,262)	(874,721)

Other income (expense):
Other income (expense)	(68,901)	86,219
Interest income	2,531	3,382
Interest expense	(384,212)	(15,310)

Other income (expense), net	(450,582)	74,291

Loss before income taxes	(1,195,844)	(800,430)
Income taxes	—	—

Net loss	$(1,195,844)	$(800,430)

Weighted average number of shares outstanding-basic and diluted	38,338,309	34,818,490

Basic and diluted loss per share	$(0.03)	$(0.02)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows — Unaudited
For the Three Months Ended March 28, 2010 and March 29, 2009

	Three Months Ended
	March 28,	March 29,
	2010	2009

Cash flows from operating activities:
Net loss	$(1,195,844)	$(800,430)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82,982	105,880
Amortization of the beneficial conversion feature	173,628	4,881
Deferred financing costs, net	87,403	(531,673)
Provision for doubtful accounts	—	30,000
Stock-based compensation	56,448	98,347
Change in value of warrant liability	68,901	(91,100)
Loss on disposal of assets	—	5,058
Non-cash promotion expenses	17,212	129,095
Non-cash interest payments	103,390	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	116,339	(60,563)
Inventories	(8,119)	33,048
Prepaid expenses and other current assets	3,012	18,906
Other assets and noncurrent liabilities	2,280	(10,600)
Accounts payable	76,190	(99,121)
Franchisee deposits	35,000	(70,000)
Accrued expenses and other current liabilities	35,147	(195,804)

Net cash used in operating activities	(346,031)	(1,434,076)

Cash flows from investing activities:
Proceeds from the disposal of assets	—	5,000
Acquisition of property and equipment	(13,204)	(2,417)

Net cash provided by (used in) investing activities	(13,204)	2,583

Cash flows from financing activities:
Proceeds from issuance of debenture	—	3,315,000
Payments on long-term debt	(153,312)	(98,668)
Payments on capital lease obligations	(14,531)	(14,788)
Increase in restricted cash	—	344,819

Net cash provided by (used in) financing activities	(167,843)	3,546,363

Increase in cash and cash equivalents	(527,078)	2,114,870
Cash and cash equivalents — beginning of year	2,278,427	787,551

Cash and cash equivalents — end of period	$1,751,349	$2,902,421

See accompanying notes.

UFOOD RESTAURANT GROUP, INC
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the three months ended March 28, 2010
(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, December 27, 2009	37,934,907	$37,935	$25,589,311	$(25,515,871)	$111,375

Stock issued for interest payments	516,950	517	102,873	—	103,390

Forfeitures of stock	(1,773)	(2)	2	—	—

Conversion of debentures into stock	230,769	231	29,769	—	30,000

Stock issued for marketing and promotional services	—	—	2,739	—	2,739
Employee stock-based compensation	—	—	56,448	—	56,448
Net loss for the quarter ended March 28, 2010	—	—	—	(1,195,844)	(1,195,844)

Balance, March 28, 2010	38,680,853	$38,681	$25,781,142	$(26,711,715)	$(891,892)

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements
— Unaudited —
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
On December 18, 2007, (“the Merger Date”) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (“KnowFat”). Following the merger (“the Merger”), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of March 28, 2010, the Company’s operations consisted of four company-operated restaurants and four franchise-operated locations. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.
As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations. Over the past few years, the Company’s operations have been funded through a combination of private equity and debt financing. As of March 28, 2010, the Company had approximately $1,751,000 of unrestricted cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on current trends, management believes that additional franchises will be sold within the next twelve months, and that the additional capital raised will be sufficient to support activities though 2011. The Company is subject to a number of risks similar to those of other companies in its industry, including dependence on key individuals, competition from substitute products, the successful attraction of franchisee, and the ability to obtain adequate additional financing necessary to fund continuing operations. The Company is currently in the process of raising additional equity capital. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at March 28, 2010, and the results of its operations and cash flows for the three months ended March 28, 2010 and March 29, 2009. The results of operations for the three months ended March 28, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 27, 2009 included in the Company’s Annual Report on Form 10-K filed on March 26, 2010.
2.	Summary of Significant Accounting Policies
Fiscal Quarters
In 2010, our fiscal quarters end on March 28th, June 27th, September 26th and January 1, 2011. In 2009, our fiscal quarters ended on March 29th, June 28th, September 27th, and December 27th.
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
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $87,403 and $3,968 for the quarters ended March 28, 2010 and March 29, 2009, respectively, and is included in interest expense.
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
The goodwill attributable to our franchise operations segment was impaired due to the decision to not renew the lease agreement for a property originally leased as a training facility. The carrying amount of the goodwill attributable to franchise operations exceeded its implied fair value and the Company recognized a non-cash impairment charge of $136,000 during the year ended December 27, 2009.
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
Stock-based compensation expense recognized during the three months ended March 28, 2010 totaled approximately $56,448 for stock options. Stock-based compensation expense recognized during the three months ended March 29, 2009 total approximately $98,347 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
3.	Long Term Debt and Warrants
2008 Investor Warrants
On December 18 and 21, 2007, January 22, 2008, February 6, 2008, and March 29, 2009, the Company sold 5,720,000, 440,000, 863,000, 1,927,000, and 1,991,000 units (Units), respectively, of its securities at a price of $1.00 per Unit, in connection with five separate closings (the Closings) of its private placement of securities (the Offering). Each Unit consists of one share of common stock of the Company, par value $.001 per share (Common Stock), and a warrant to purchase one-half of one share of Common Stock (the 2008 Investor Warrants). A total of 5,470,500 2008 Investor Warrants were issued in conjunction with the closings.
The 2008 Investor Warrants provide for the purchase of shares of Common Stock for five years at an original exercise price of $1.25 per share. The 2008 Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price or by “cashless exercise”. A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the 2008 Investor Warrants in cash, the holder will forfeit a number of shares underlying the 2008 Investor Warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive additional proceeds to the extent that 2008 Investor Warrants are exercised by cashless exercise. As a result of the Company’s recent private placement, the exercise price of the 2008 Investor Warrants was reduced to $0.59 pursuant to the terms of such warrants.

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
Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of March 28, 2010
	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under ASC No. 815:
None

Derivatives not designated as hedging instruments under ASC No. 815:
Derivative warrant liability	Other Liabilities	$72,651

Total derivatives		$72,651

The effect of the derivative instrument on the Consolidated Statements of Operations for the Quarter Ended March 28, 2010 follows:

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income on
	Recognized in Income on	Derivative
	Derivative	Quarter Ended March 28, 2010
Derivatives not designated as hedging instruments under ASC No. 815:
Derivative warrant liability	Other Income (Expense)	$(68,901)

Total		$(68,901)

The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by ASC 820, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the warrant liability was estimated on the date of issuance, as of December 27, 2009, and as of March 28, 2010, using the following assumptions:

	At Issuance	December 27, 2009	March 28, 2010
Expected term (years)	5-7 Years	5-7 Years	5-7 Years
Expected volatility	32.34%	34.87%	37.20%
Risk-free interest rate	2.46%	1.55%	1.64%
Expected annual dividend	0.00%	0.00%	0.00%
The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative at December 29, 2008, and through the quarter ended March 28, 2010:

Balance as of December 29, 2008	$—
Fair Value of warrant liability at issuance	3,512,272
Decrease in fair value at December 29, 2008	(3,159,024)
Decrease in fair value at December 27, 2009	(349,498)
Increase in fair value during quarter ended March 28, 2010	68,901

Balance as of March 28, 2010	$72,651

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
In conjunction with the debentures and the 2009 Warrants, the Company recorded debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. For the quarter ended March 28 2010, the Company recorded interest expense of $173,628 in conjunction with accreting the debt discount on the warrants and the beneficial conversion feature over the debt term.

4.	Stock-Based Compensation
The Company has two share-based, shareholder approved employee compensation plans, the KnowFat 2004 Stock Option Plan (the 2004 Plan) and the UFood 2007 Equity Incentive Plan (the 2007 Plan, and together with the 2004 Plan, the Equity Plans), which are described below.
The Company estimates the fair value of stock options using a Black Scholes option pricing model. Key inputs used to estimate the fair value of stock options include the exercise price of the award, the expected option term, the expected volatility of the Company’s stock over the option’s expected term, the risk-free interest rate over the option’s expected term, and the Company’s expected annual dividend yield.
There were no grants made during the three months ended March 28, 2010 and March 29, 2009.
The 2004 Plan
Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 304,702 shares of Common Stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. There were no options granted or exercised, however there were 82,347 options forfeited under the 2004 Plan during the nine months ended September 27, 2009. On May 13, 2009 the Company’s Board of Directors approved the cancellation of 181,981 stock options of current employees under the 2004 Plan and issuance of new stock options under the 2007 Plan for the same individuals, with a vesting schedule identical to the remaining vesting schedule of the canceled options at an exercise price of $0.20 per share. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at March 28, 2010. There are 32,757 non-qualified stock options outstanding and exercisable.
The 2007 Plan
There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 6,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. On May 13, 2009 the Company’s Board of Directors approved the cancellation of 2,360,920 stock options of current employees under the 2007 Plan and the issuance of new stock options under the 2007 Plan for the same individuals, with a vesting schedule identical to the remaining vesting schedule of the canceled options at an exercise price of $0.20 per share. Also, the Company’s Board of Directors approved the cancellation of 1,387,089 non-qualified stock options originally issued outside of the 2007 Plan and the issuance of the same amount under the 2007 Plan, at an exercise price of $0.20. The Company recognized an additional compensation expense of $114,223 in connection with this cancellation and issuance of the vested stock options and also the Company will recognize an additional expense of $39,903 for the unvested shares over approximately two years. On April 1st, 2010 the Company’s Board of Directors approved the grant of 2,070,000 options to purchase shares of the Company’s common stock to Officers and employees, fully vested at grant. At March 28, 2010, there were 3,919,990 stock options outstanding under the 2007 Plan. At March 28, 2010, options to purchase 3,510,182 shares of Common Stock were exercisable at a weighted average exercise price of $0.20. An additional 409,808 options will vest over the next 12 months.
Activity under the 2007 Plan for the three months ended March 28, 2010 is presented below:

Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 27, 2009	3,919,990	$0.20	8.2	$-0-
Granted	—	—	—
Exercised	—	—	—
Forfeited	—	—	—

Outstanding at March 28, 2010	3,919,990	$0.20	7.9	$-0-

Exercisable at March 28, 2010	3,510,182	$0.20	7.9	$-0-

The options outstanding and exercisable at March 28, 2010 were as follows:

Options Outstanding			Options Exercisable
Weighted
Average
Remaining
Number of	Exercise	Contractual	Number of	Exercise
Options	Price	Term	Options	Price

3,919,990		7.9	3,510,182

At March 28, 2010 there were 2,080,010 options available for grant under the 2007 Plan and the fair value at grant for 2009 options was $0.039. The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.18 as of March 26, 2010 which would have been received by the options holders had all option holders exercise their options as of that date. At March 28, 2010, there were 175,000 non-qualified stock options issued outside of the plan outstanding and exercisable.
At March 28, 2010 there was $184,844 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately 12 months.
5.	Income Taxes
The Company applies the provisions of ASC No. 740-10-25, Accounting for Uncertainty in Income Taxes which requires that the impact of tax positions taken by the Company be recognized in the financial statements if they are more likely than not of being sustained based upon the technical merits of the position. The Company has a valuation allowance against the full amount of its net deferred taxes. The Company currently provides a valuation allowance against deferred taxes when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized.
No provision for current income taxes has been recorded for the three months ended March 28, 2010 and March 29, 2009 due to the Company’s cumulative net losses. Significant components of deferred tax assets are net operating loss carryforwards; start-up costs and organizational costs capitalized for tax purposes, and deferred revenue. Significant component of deferred tax liabilities is depreciation of property and equipment.
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
We are subject to legal proceedings and claims which arise in the normal course of business. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us, and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us, in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period. In the opinion of management, the ultimate liabilities will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.
7.	Supplemental Disclosures of Cash Flow Information:

	2010	2009

Cash paid during the period for interest	$19,794	$11,635

8.	Earnings per share
The amounts used for basic and diluted per share calculations are as follows:

	For the three months ended
	March, 28,	March 29,
	2010	2009
Net loss allocable to common stockholders	$(1,195,844)	$(800,430)

Weighted average number of shares outstanding — basic and diluted	38,338,309	34,818,490

Basic and diluted per common share	$(0.03)	$(0.02)

The diluted earnings (loss) per share is the same as our basic loss per share since the effect of the assumed exercise of options and warrants to purchase common stock is anti-dilutive. A total of 49,779,658 and 36,027,816 potential common shares from the assumed exercise of warrants and options were excluded from the calculation of diluted net loss per share for the three months ended March 28, 2010 and March 29, 2009, because their inclusion would have been anti-dilutive.
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
Segment information for the Company’s two business segments follows:

	Three Months Ended
	March 28,	March 29,
	2010	2009
Revenues:
Store operations	$1,068,970	$1,106,675
Franchise operations	53,168	181,435

Total revenue	$1,122,138	$1,288,110

Segment loss:
Store operations	$(10,441)	$(116,434)
Franchise operations	(171,233)	(77,837)

Total segment loss	$(181,674)	$(194,271)

Advertising, marketing and promotion	$39,651	$44,657
Depreciation and amortization	82,982	105,880
Unallocated general and administrative expenses	440,955	524,856
Interest (income) expense	381,681	(74,293)
Other income	68,901	—
Loss on disposal of assets	—	5,058

Net loss	$(1,195,844)	$(800,430)

10.	Subsequent Events
On April 1, 2010 the Company’s board of Directors approved the grant of 2,070,000 stock options to purchase shares of the Company’s common stock to its Officers and employees fully vested at grant at the closing bid price of the stock that day.
On April 19, 2010, the Company announced a new franchise relationship with I.L. Creations of Rockville, MD for their launch of a UFood Grill in Washington, DC. The first UFood will be located at the United States Department of State facility. I.L. Creations is partnering with UFood Grill to be the market leader in wellness and sustainability in the Federal Foodservice Operations. The franchisee intends to open this first unit within the next two months.
The Company has signed a Master License agreement for the development of 10 UFood Grill airport locations with an entity that will be identified in a future press announcement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010 and elsewhere in this report.
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
Overview
Our operations currently consist of eight restaurants in the Boston area, Naples, FL, and Dallas Forth Worth, TX; comprising four Company-owned restaurants and four franchise-owned locations. We have entered into a total of four area development agreements and two franchise agreements covering 28 franchise units in five states (California, Florida, Texas, and Massachusetts) and the Washington, DC area including four franchise locations currently open and operating, and requiring the construction by franchisees of 25 future UFood Grill outlets.
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
We include in this discussion information on Company, franchisee, and/or system-wide comparable sales. System-wide sales are a non-GAAP financial measure that includes sales at all Company-owned and franchise-operated stores, as reported by franchisees. Management uses system-wide sales information internally in connection with store development decisions, planning and budgeting analysis. Management believes system-wide sales are useful in assessing customer acceptance of our brand and facilitating an understanding of financial performance as our franchisees pay royalties and contribute to marketing funds based on a percentage of their sales.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the three months ended March 28, 2010 and March 29, 2009, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.
Revenue Recognition
The Company records revenue for Company-owned store sales upon the delivery of food and other products to the customer. The Company records a liability in the period in which a gift card is issued and proceeds are received. As gift cards are redeemed, this liability is reduced and revenue is recognized.

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
Valuation of Goodwill
We account for goodwill and other intangible assets under ASC No. 805, Business Combinations, and ASC No. 350-20 to 30, Goodwill and Other Intangible Assets. ASC No. 805 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under ASC No. 350-20 to 30, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. Goodwill attributable to our store operations segment is evaluated on a restaurant-by-restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company is determined based upon the restaurant’s location, cash flows and growth prospects. As of the first day of the fourth quarter of the year ended December 27, 2009 according to our policy we have tested the carrying value of the Goodwill attributable to our store operations and no impairment was necessary. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
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
Fair Value of Financial Instruments
The carrying amounts of the Company’s financial instruments, which include cash and cash equivalents, accounts receivable, accounts payable and other accrued expenses and debt obligations, approximate their fair values due to the short-term maturity of these instruments.
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
Stock-based compensation expense recognized during the three months ended March 28, 2010 totaled approximately $56,448 for stock options. Stock-based compensation expense recognized during the three months ended March 29, 2009 total approximately $98,347 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Three Months Ended
	March 28,	March 29,
	2010	2009
Revenues:
Store sales	95.3%	85.9%
Franchise royalties and fees	4.7	14.1
Other revenue	—	—

	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Cost of food and paper products (2)	32.7%	32.9%
Cost of goods sold	7.9	8.3
Labor	28.7	33.3
Occupancy	11.6	14.2
Other store operating expenses	19.5	17.3
General and administrative expenses	63.9	68.2
Advertising, marketing and promotion expenses	3.5	3.5
Depreciation and amortization	7.4	8.2
Loss on disposal of assets	0.0	0.4

Total costs and expenses	166.4	167.9

Operating loss	(66.4)	(67.9)

Other income (expense):
Other income (expense)	(6.1)	6.7
Interest income	0.2	0.3
Interest expense	(34.2)	(1.2)

Other income (expense), net	(40.1)	5.8

Loss before income taxes	(106.5)	(62.1)
Income taxes	—	—

Net loss	(106.5)%	(62.1)%

(1)	As a percentage of store sales.

(2)	As a percentage of only restaurant sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Three Months Ended
	March 28,	March 29,
	2010	2009
Company-owned locations:
Locations at the beginning of the year	4	5
Locations opened	—	—
Locations closed	—	1
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the period	4	4

Franchise-owned locations:
Locations at the beginning of the year	4	5
Locations opened	1	3
Locations closed	(1)	—
Locations sold	—	—
Locations transferred (1)	—	—

Locations at the end of the period	4	8

System-wide locations
Locations at the beginning of the year	8	10
Locations opened	1	3
Locations closed	(1)	(1)
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the period	8	12

Three Months Ended March 28, 2010 Compared to Three Months Ended March 29, 2009
General
For the three months ended March 28, 2010, our comparable store sales for Company owned stores increased by 5.4%. System-wide comparable store sales for the quarter decreased by 2.1%. The increase in comparable store sales for company owned stores was primarily attributable to the introduction of new combo items and the improvement of the general economy resulting in more discretionary income available to eat out. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Total revenues for the three months ended March 28, 2010 decreased by $165,972, or 12.9%, to $1,122,138 from $1,288,110 from the three months ended March 29, 2009. The decrease in total revenues for the three months ended March 28, 2010, as compared to the prior year was primarily due to the decrease in franchise fee revenues and fewer stores operating partially offset by the increase in comparable store sales for Company-operated stores.
Sales at Company-operated stores for the three months ended March 28, 2010 decreased by $37,705, or 3.4%, to $1,068,970 from $1,106,675 for the three months ended March 29, 2009. As a percentage of total revenues, sales at Company-operated stores increased to 95.3% of total revenues for the three months ended March 28, 2010 from 85.9% of total revenues for the three months ended March 29, 2009. The decrease in sales at Company-operated stores for the three months ended March 28, 2010 was primarily due to the closing of a store operated by the Company under a management consulting agreement on March 28, 2009.
During the three months ended March 28, 2010, franchise royalties and fees decreased $128,267, or 70.7% to $53,168 from $181,435 for the three months ended March 29, 2009 due to the decrease in franchise fees for the opening of three new franchisee-owned stores and the decrease in royalties. During the three months ended March 28, 2010, the Company did not recognize any franchise fees.

Costs and Expenses
Cost of food and paper products for the three months ended March 28, 2010 decreased by $15,811, or 4.9%, to $304,470 from $320,281 for the three months ended March 29, 2009. As a percentage of store sales, food and paper products decreased to 32.7% of store sales for the three months ended March 28, 2010 from 32.9% of store sales for the three months ended March 29, 2009. The decrease in food and paper products was primarily attributable to improved cost controls.
Labor expense for the three months ended March 28, 2010 decreased by $62,407, or 16.9%, to $306,443 from $368,850 for the three months ended March 29, 2009. The decrease in labor expense was primarily attributable to the closing of a store operated by the Company under a management consulting agreement during 2009 and the reduction in total man hours worked. As a percentage of store sales, labor expense decreased to 28.7% of store sales for the three months ended March 28, 2010 from 33.3 % of store sales for the three months ended March 29, 2009. The decrease in labor expense as a percentage of store sales for the three months ended March 28, 2010 was primarily due to the increase in store sales volume.
Occupancy costs for the three months ended March 28, 2010 decreased by $32,802, or 20.9%, to $123,828 from $156,630 for the three months ended March 29, 2009. The decrease in occupancy costs was primarily attributable to a slight decrease in common area charges from our landlords, and during the three months ended on March 29, 2009 we were operating a franchisee-owned location pursuant to a management service agreement. As a percentage of store sales, occupancy costs decreased to 11.6% of store sales for the three months ended March 28, 2010 from 14.2 % of store sales for the three months ended March 29, 2009. This decrease is attributable to the increase in store sales volume.
Other store operating expenses for the three months ended March 28, 2010 increased by $17,312, or 9%, to $208,462 from $191,330 for the three months ended March 29, 2009. The increase in other store operating expenses was primarily due to an increase of maintenance expenses because of the amount of rain storms resulting in flooded basements and, we also had some other equipment repairs. As a percentage of store sales, other store operating expenses increased to 19.5% of store sales for the three months ended March 28, 2010 from 17.3 % of store sales during the three months ended March 29, 2009.
General and administrative expenses for the three months ended March 28, 2010 decreased by $160,891 or 18.3%, to $717,395 from $878,286 for the three months ended March 29, 2009. The decrease in general and administrative expenses for the three months ended March 28, 2010 compared to the same period in the prior year is primarily due to the reduction in payroll, insurance, legal and consulting expenses. As a result of the foregoing, general and administrative expenses decreased to 63.9% of total revenues during the three months ended March 28, 2010 from 68.2 % of total revenues for the three months ended March 29, 2009.
Advertising, marketing and promotion expenses for the three months ended March 28, 2010 decreased by $5,006, or 11.2%, to $39,651 from $44,657 for the three months ended March 29, 2009. The decrease in advertising, marketing and promotion expenses was primarily due to the decrease in expenses incurred compared to the prior year. As a percentage of total revenues, advertising, marketing and promotion expenses stay at 3.5% of total revenues for the three months ended March 28, 2010 and the three months ended March 29, 2009.
Depreciation and amortization expense for the three months ended March 28, 2010 decreased by $22,898, or 21.6%, to $82,982 from $105,880 for the three months ended March 29, 2009. Depreciation and amortization expense decreased primarily due to use of assets fully depreciated and the write off of some assets in connection with the store operated by the company under a management service agreement. As a percentage of total revenues, depreciation and amortization expense decreased to 7.4% of total revenues for the three months ended March 28, 2010 from 8.2 % of total revenues for the three months ended March 29, 2009.
Net other expense for the three months ended March 28, 2010 increased by $524,873, to $450,582 of expense, from $74,291 of income for the three months ended March 29, 2009. As a percentage of total revenues, net other expense decreased to (40.1%) of total revenues for the three months ended March 28, 2010 from 5.8 % of net other income of total revenues for the three months ended March 29, 2009. The increase in net other expense was primarily due to significant increase of interest payments and the change in the value of the warrant liability.
Our net loss for the three months ended March 28, 2010 increased by $395,414, or 49.4%, to $1,195,844, from $800,430 for the three months ended March 29, 2009. Our net loss increased primarily due to the increase in the interest expense, offset partially by the reduction in operating loss. As a percentage of total revenues, our net loss increased to 106.5% of total revenues for the three months ended March 28, 2010 from 62.1% of total revenues for the three months ended March 29, 2009.
Liquidity and Capital Resources
Cash and cash equivalents and restricted cash at March 28, 2010 were $1,811,774 compared to $2,338,852 at December 27, 2009. Cash is primarily used to fund our (i) capital expenditures for company-owned stores, (ii) acquisitions of franchise-operated stores, (iii) working capital requirements and (iv) net operating losses.
At March 28, 2010, we had working capital of $544,444 compared to $1,194,017 at December 27, 2009. The decrease in working capital was primarily due to the usage of cash to fund our operating loss.

We used $346,031 of cash to fund our operating activities in the three months ended March 28, 2010 compared with $1,434,076 of cash used to fund our operating activities in three months ended March 29, 2009. The decrease in cash used to fund our operating activities was primarily due to reductions in operating losses, deferred financing cost, accounts receivable, and prepaids mostly off set by an increase in accounts payable, franchisee deposits, and accrued expenses and other liabilities.
During the three months ended March 28, 2010, we spent $13,204 for the acquisition of equipment compared with $2,417 spent for the acquisition of equipment during the three months ended March 29, 2009.
During the three months ended March 28, 2010, financing activities used $167,843 of cash, primarily due to payments on long term debt. During the three months ended March 29, 2009, the financing activities provided $3,546,363 of cash, primarily due to cash proceeds received from the sale of Senior Secure Convertible Debentures and the release and usage of restricted cash partially offset by payments on long-term debt.
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
The following table sets forth information as of March 28, 2010 with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

		Less Than		1 Year to	4 Years to	More than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$3,892,200	$704,571	(1)	$3,187,629	$—	$—
Capital leases	91,523	56,444		35,079		—
Operating leases	3,365,000	656,000		1,357,000	1,116,000	236,000

(1)	During the three months ended March 28, 2010, the Company repaid $167,843 of its long-term debt. Long-term debt due in less than 1 year includes $450,000 that becomes due upon the sale of the Company’s Landmark Center restaurant and store. The Company currently has no plans to sell its Landmark Center unit.
Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We have incurred significant operating losses since inception and expect to incur a significant operating loss in 2010.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of March 28, 2010, our Chief Executive Officer (CEO) and Acting Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, except for the material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in the Company’s internal controls during the first fiscal quarter ended March 28, 2010 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of March 28, 2010 based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal controls over financial reporting were not effective as of March 28, 2010 and that a material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting. A contributing factor to our internal control deficiencies is the Company’s small size and the lack of sufficient resources to perform the testing of internal controls within the prescribed time frame. As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.
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
This quarterly report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this quaterly report.
(b) Changes in internal control over financial reporting.
There were no changes in our internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings
We are subject to legal proceedings and claims which arise in the normal course of business. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us, in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period. In the opinion of management, the ultimate liabilities will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.
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

UFOOD RESTAURANT GROUP, INC.
Date: May 12, 2010	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer (principal executive officer)

Date: May 12, 2010	By:	/s/ Irma Norton
Irma Norton
Chief Financial Officer (principal financial officer)