Form 10-Q
period 2010-06-27
UFood Restaurant Group, Inc.
filed 2010-08-11
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 27, 2010

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
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
As of August 9, 2010, there were 39,794,474 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 27, 2010 and December 27, 2009
Assets

	June 27,	December 27,
	2010	2009
	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$948,381	$2,278,427
Restricted cash	40,000	60,425
Accounts receivable	44,279	180,134
Inventories	126,912	123,648
Prepaid expenses and other current assets	48,043	68,605

	1,207,615	2,711,239

Property and equipment:
Equipment	973,192	937,857
Furniture and fixtures	209,120	202,205
Leasehold improvements	1,747,564	1,744,594
Website development costs	32,735	37,050

Total property and equipment	2,962,611	2,921,706
Accumulated depreciation and amortization	1,724,477	1,560,402

Net fixed assets	1,238,134	1,361,304

Other assets:

Deferred financing costs, net	636,581	757,873
Goodwill	75,363	75,363
Other	84,482	86,560

	796,426	919,796

Total assets	$3,242,175	$4,992,339

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
June 27, 2010 and December 27, 2009
Liabilities and Stockholders’ Equity (Deficit)

	June 27,	December 27,
	2010	2009
	(unaudited)	(audited)

Current liabilities:
Current portion of long-term debt	$450,000	$857,882
Current portion of capital lease obligations	49,702	58,820
Accounts payable	306,523	285,150
Franchisee deposits	145,605	157,500
Accrued expenses and other current liabilities	188,700	157,870

Total current liabilities	1,140,530	1,517,222

Long-term liabilities:
Long-term debt	3,369,013	3,044,001
Derivative warrant liability	225,835	3,750
Capital lease obligations	26,306	39,071
Other noncurrent liabilities	256,087	276,920

Total long term liabilities	3,877,241	3,363,742

Total liabilities	5,017,771	4,880,964

Commitments and contingencies

Stockholders’ equity (deficit):
Common stock, $0.001 par value, 300,000,000 shares authorized, 39,794,473 shares issued and outstanding	39,794	37,935
Additional paid-in capital	26,286,990	25,589,311
Accumulated deficit	(28,102,380)	(25,515,871)

Total stockholders’ equity (deficit)	(1,775,596)	111,375

Total liabilities and stockholders’ equity (deficit)	$3,242,175	$4,992,339

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations — Unaudited
For the Three and Six Month Periods Ended June 27, 2010 and June 28, 2009

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Revenues:
Store sales	$1,199,274	$1,227,321	$2,268,244	$2,333,996
Franchise royalties and fees	97,159	90,779	149,949	269,518
Other revenue	6,647	—	7,025	2,696

	1,303,080	1,318,100	2,425,218	2,606,210

Costs and expenses:
Store operating expenses:
Food and paper costs	355,095	352,304	659,564	672,585
Cost of nutritional products	100,364	93,010	184,353	184,869
Labor	318,942	336,823	625,385	705,673
Occupancy	110,896	135,977	234,724	292,607
Other store operating expenses	212,297	188,767	420,942	380,098
General and administrative expenses	892,986	1,113,787	1,610,382	1,992,072
Advertising, marketing and promotion expenses	70,683	60,098	110,335	104,755
Depreciation and amortization	81,093	102,931	164,075	208,811
Loss on disposal of assets	—	57,840	—	62,898

Total costs and expenses	2,142,356	2,441,537	4,009,760	4,604,368

Operating loss	(839,276)	(1,123,437)	(1,584,542)	(1,998,158)

Other income (expense):
Interest income	1,625	7,149	4,157	10,531
Interest expense	(399,826)	(285,923)	(784,039)	(301,233)
Other income (expense)	(153,184)	243,558	(222,085)	329,777

Other income (expense), net	(551,385)	(35,216)	(1,001,967)	39,075

Loss before income taxes	(1,390,661)	(1,158,653)	(2,586,509)	(1,959,083)
Income taxes	—	—	—	—

Net loss	$(1,390,661)	$(1,158,653)	$(2,586,509)	$(1,959,083)

Basic and diluted loss per share	$(0.04)	$(0.03)	$(0.07)	$(0.06)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows — Unaudited
For the Six Months Ended June 27, 2010 and June 28, 2009

	Six Months Ended
	June 27, 2010	June 28, 2009

Cash flows from operating activities:
Net loss	$(2,586,509)	$(1,959,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	164,075	208,811
Amortization of the beneficial conversion feature	364,012	86,127
Deferred financing costs	173,828	87,701
Provision for doubtful accounts	(66,322)	68,687
Stock-based compensation	253,719	303,591
Change in fair value of warrant liability	222,085	(254,809)
Loss on disposal of assets	4,315	62,898
Non-cash promotion expenses	144,638	138,000
Non-cash interest payments	208,335	70,549
Gain on extinguishment of debt	—	(74,969)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	202,176	(30,188)
Inventories	(3,264)	(20,558)
Prepaid expenses and other current assets	20,562	(33,442)
Other assets and noncurrent liabilities	2,079	(73,963)
Accounts payable	21,373	(137,710)
Franchisee deposits	(11,895)	(70,000)
Accrued expenses and other current liabilities	9,996	(157,993)

Net cash used in operating activities	(876,797)	(1,719,467)

Cash flows from investing activities:
Proceeds from the disposal of assets	—	5,000
Acquisition of property and equipment	(37,057)	(31,559)

Net cash used in investing activities	(37,057)	(26,559)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	53,846	—
Proceeds from issuance of convertible debt	—	5,874,000
Payments for financing costs	(52,535)	(957,185)
Payments on long-term debt	(407,882)	(185,470)
Payments on capital lease obligations	(30,046)	(30,200)
Decrease in restricted cash, net	20,425	349,761

Net cash provided (used in) by financing activities	(416,192)	5,050,906

Increase (decrease) in cash and cash equivalents	(1,330,046)	3,304,880
Cash and cash equivalents — beginning of year	2,278,427	787,551

Cash and cash equivalents — end of period	$948,381	$4,092,431

See accompanying notes.

UFOOD RESTAURANT GROUP, INC
Consolidated Statement of Changes in Stockholders’ Equity (Deficit)
For the Six Months Ended June 27, 2010
(Unaudited)

			Additional		Total
	Common	Common	Paid-in	Accumulated	Stockholders’
	Shares	Stock	Capital	Deficit	Equity (Deficit)
Balance, December 27, 2009	37,934,907	$37,935	$25,589,311	$(25,515,871)	$111,375

Conversion of debentures and exercised warrants into common stock	684,616	684	92,162	—	92,845

Forfeitures of common stock	(1,773)	(2)	2	—	—
Stock issued for consulting, marketing and promotional services	240,000	240	144,398	—	144,638
Stock issued for interest payment	936,723	937	207,398		208,335
Employee stock-based compensation	—	—	253,719	—	253,719

Net loss	—	—	—	(2,586,509)	(2,586,509)

Balance, June 27, 2010	39,794,473	$39,794	$26,286,990	$(28,102,380)	$(1,775,596)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC.
Notes to Consolidated Financial Statements — Unaudited-
1.	Nature of Operations and Basis of Presentation
Nature of Operations
UFood Restaurant Group, Inc. was incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, UFood was a development stage company headquartered in Vancouver, Canada. As Axxent Media Corp., the Company’s business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, the Company changed its name to UFood Franchise Company, Inc., and on September 25, 2007, changed its name to UFood Restaurant Group, Inc. (UFood or the Company). Following the Merger described below, the Company abandoned its former plans with respect to film reproduction and distribution rights.
On December 18, 2007, (the Merger Date) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of June 27, 2010, the Company’s operations consisted of four Company-owned restaurants and four franchisee owned restaurants. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at June 27, 2010, and the results of its operations and cash flows for the three and six month periods ended June 27, 2010 and June 28, 2009. The results of operations for the three and six month periods ended June 27, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 27, 2009 included in the Company’s Annual Report on Form 10-K.
As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations. Over the past few years, the Company’s operations have been funded through a combination of private equity and debt financing. As of June 27, 2010, the Company had approximately $948,000 of unrestricted cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on current trends, management believes that additional franchises will be sold within the next twelve months, and that the additional capital raised will be sufficient to support activities though 2011. The Company is subject to a number of risks similar to those of other companies in its industry, including dependence on key individuals, competition from substitute products, the successful attraction of franchisee, and the ability to obtain adequate additional financing necessary to fund continuing operations. The Company is currently in the process of raising additional equity capital. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
2.	Summary of Significant Accounting Policies
Fiscal Quarters
In 2010, our fiscal quarters end on March 28th, June 27th, September 26th and January 2nd, 2011. In 2009, our fiscal quarters ended on March 28th, June 28th, September 27th and December 27th.

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
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $173,828 and $87,701 for the six months ended June 27, 2010 and June 28, 2009, respectively, and is included in interest expense. The amortization expense recorded by the Company for the three months ended June 27, 2010 and June 28, 2009 was $86,425 and $54,705 respectively.
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
Stock-based compensation expense recognized during the three months ended June 27, 2010 totaled approximately $197,270 for stock options. Stock-based compensation expense recognized during the six months ended June 27, 2010 totaled approximately $253,719 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

3.	Long Term Debt and Warrants
2008 Investor Warrants
On December 18 and 21, 2007, January 22, 2008, February 6, 2008, March 30, 2008, the “ Company” sold 5,720,000, 440,000, 863,000, 1,927,000, and 1,991,000 units (“Units”), respectively, of its securities at a price of $1.00 per Unit, in connection with five separate closings (the “Closings”) of its private placement of securities (the “Offering”). Each Unit consisted of one share of common stock of the Company, par value $.001 per share (“Common Stock”), and a warrant to purchase one-half of one share of Common Stock (the “2008 Investor Warrants”). A total of 5,470,500 2008 Investor Warrants were issued in conjunction with the closings.
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
The exercise price and number of shares of Common Stock issuable on exercise of the 2008 Investor Warrants may be adjusted in certain circumstances including a stock dividend, or a recapitalization, reorganization, merger or consolidation. The 2008 Investor Warrants are also subject to a weighted average price protection for the term of the Investor Warrants.
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
At June 27, 2010, the aggregate fair value of the derivative was $225,835. The decrease in the fair value of the derivative was in the aggregate amount of $222,085 during the six months ended June 27, 2010. The decrease in the fair value of the derivative for the three months ended June 27, 2010 was $153,184.
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

Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of June 27, 2010
	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under FAS 133:
None

Derivatives not designated as hedging instruments under FAS 133:
Derivative warrant liability	Long-term liabilities	$225,835

Total derivatives		$225,835

The effect of the derivative instrument on the consolidated statements of operations for the quarter ended June 27, 2010 follows:

		Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income on
	Recognized in Income on	Derivative
	Derivative	Quarter Ended June 27, 2010
Derivatives not designated as hedging instruments under FAS 133:
Derivative warrant liability	Other Income (Expense)	($222,085)

Total		($222,085)

The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by ASC 820, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the warrant liability was estimated on the date of issuance, as of December 29, 2008, and as of June 27, 2010, using the following assumptions:

	At Issuance	December 27, 2009	June 27, 2010
Expected term (years)	5 -7 Years	5 -7 Years	5 -7 Years
Expected volatility	32.34%	34.87%	37.20%
Risk-free interest rate	2.46%	1.55%	1.07%
Expected annual dividend	0.00%	0.00%	0.00%
The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative at December 29, 2008, and for the quarter ended June 27, 2010:

Balance as of December 28, 2008	$—
Fair value of warrant liability at issuance	3,512,272
Decrease in fair value at December 29, 2008	(3,159,024)
Decrease in fair value at December 27, 2009	(349,498)
Increase in fair value during quarter ended March 28, 2010	68,901
Increase in fair value during quarter ended June 27, 2010	153,184
Balance as of June 27, 2010	$225,835

2009 Warrants
On March 19, 2009, the Company sold 8% Senior Secured Convertible Debentures (the “Debentures”) to investors in the principal amount of $3,315,000 and issued warrants (the “2009 Warrants” and, collectively with the Debentures, the “Securities”) to purchase 12,750,000 shares of our common stock to such investors in connection with first closing of our private placement of securities (the “ 2009 Offering”). On April 20, 2009, the Company sold an additional $2,559,000 of Senior Secured Convertible Debentures (“the Debentures”) in connection with the final closing of its private offering to accredited investors. The addition of both closings is $5,874,000 of convertible debentures. The Debentures bear interest at a rate of 8% and are due three years from the date they were issued. The Debentures are convertible into shares of common stock at $0.13 per share. In addition, each investor will receive 5-year detachable warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. Interest on the Debentures a rate of 8% per annum is payable on a quarterly basis. Subject to certain conditions, the Company has the right to pay interest on the Debentures in either cash or shares of Common Stock, or in a combination of cash and Common Stock. After the one year anniversary of the Closing, the Company has the right to redeem the Debentures at a 20% premium, subject to certain conditions. Subject to certain conditions, the Company has the right to force conversion of the Debentures into shares of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission covering all shares of Common Stock issuable upon conversion of the Debentures and/or exercise of the 2009 Warrants.
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
In conjunction with the Debentures and the 2009 Warrants, the Company recorded debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. For the quarter ended June 27, 2010, the Company recorded interest expense of $190,834 in conjunction with accreting the debt discount on the warrants and the beneficial conversion feature over the debt term. For the six months ended June 27, 2010, the Company recorded interest expense of $364,012 in connection with the debt discount on the warrants and the beneficial conversion feature over the debt term.
4.	Stock-Based Compensation
During the three and six month periods ended June 27, 2010, the Company recognized $197,270 and $253,719, respectively, of stock-based compensation expense for equity awards to employees, consultants and vendors. During the three and six month periods ended June 28, 2009, the Company recognized $98,347 and $303,591 respectively of stock-based compensation expense.
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
The fair value of each stock option granted during the three month period ended June 27, 2010 was estimated on the date of grant using the following assumptions:

Expected term (years)	5
Expected volatility	45%
Risk-free interest rate	2.59%
Expected annual dividend	None
The expected term is based on the remaining vesting term and the contractual term. Expected volatility is based on the historical volatility of published common stock prices over the last six years of comparable publicly held companies. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted during the three and six month periods ended June 27, 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The 2004 Plan
Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 304,702 shares of common stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. There were no options granted or exercised, however there were 82,347 options forfeited under the 2004 Plan during the six months ended June 27, 2010. On May 13, 2009 the Company’s Board of Directors approved the cancelation of 181,981 stock options of current employees’ and issuance of new stock options under the 2007 Plan for the same individuals, with a vesting schedule identical to the remaining vesting schedule of the canceled options at an exercise price of $0.20 per share. At June 27, 2010, there were 40,374 options outstanding under the 2004 Plan. All of the outstanding options are exercisable as of June 27, 2010. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at June 27, 2010.
The 2007 Plan
There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 6,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. During our annual shareholders’ meeting held on July 1st, 2010, our shareholders approved the increase in the number of shares of common stock reserved for issuance under the 2007 Plan to 9,000,000 shares. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. On April 1, 2010 the Company’s Board of Directors approved the grant of 2,070,000 stock options to employees and officers of the Company, fully vested at an exercise price of $0.16 per share. The Company recognized a compensation expense of $140,822 in connection with this grant. At June 27, 2010, there were 5,989,990 stock options outstanding under the 2007 Plan. At June 27, 2010, options to purchase 5,709,682 shares of Common Stock were exercisable at a weighted average exercise price of $0.19. An additional 280,308 options will vest over the next 8 months.
Activity under the 2007 Plan from December 27, 2009 through June 27, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 27, 2009	3,919,990	$0.20	7.7	$-0-
Granted	2,070,000	0.16	9.8
Forfeited	—	—	—
Canceled	—	—	—

Outstanding at June 27, 2010	5,989,990	$0.19	8.4	$502,099

The options outstanding and exercisable at June 27, 2010 were as follows

	Options Outstanding		Options Exercisable
		Weighted
		Average
		Remaining
Number of	Exercise	Contractual	Number of	Exercise
Options	Price	Term	Options	Price

3,919,990	$0.20	7.7	3,639,682	$0.20
2,070,000	$0.16	9.8	2,070,000	$0.16

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.27 as of June 27, 2010 which would have been received by the options holders had all option holders exercise their options as of that date.
At June 27, 2010 there was $128,393 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately 8 months.
Non-Qualified Stock Options
The Company’s Board of Directors approved on June 30, 2010 the grant of 7,703,673 non-qualified stock options to employees, Officers and Directors of the Company at an exercise price of $0.192 with different vesting schedules.
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
No provision for current income taxes has been recorded for the three and six months ended June 27, 2010 and June 29, 2009 due to the Company’s cumulative net losses. Significant components of deferred tax assets are net operating loss carryforwards; start-up costs and organizational costs capitalized for tax purposes, and deferred revenue. Significant component of deferred tax liabilities is depreciation of property and equipment.
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
7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009

Cash paid during the period for interest	$18,639	$10,072	$39,225	$21,706

Property and equipment acquired with capital lease	$—	$—	$8,163	$—

8.	Loss Per Share
The amounts used for basic and diluted per share calculations are as follows:

	Three Months Ended		Six Months Ended
	June 27, 2010	June 28, 2009	June 27, 2010	June 28, 2009
Net loss	$(1,390,661)	$(1,158,653)	$(2,586,509)	$(1,959,083)

Net loss allocable to common stockholders	$(1,390,661)	$(1,158,653)	$(2,586,509)	$(1,959,083)

Weighted average number of shares outstanding — basic and diluted	39,002,440	34,822,681	38,551,920	34,820,585

Basic and diluted per common share	$(0.04)	$(0.03)	$(0.07)	$(0.06)

Diluted earnings (loss) per share are not presented since the effect of the assumed exercise of options and warrants to purchase common stock would have been anti-dilutive. A total of a 52,065,042 and 49,847,276 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the three and six month periods ended June 27, 2010 and June 28, 2009, because their inclusion would have been anti-dilutive.
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
Segment information for the Company’s two business segments follows:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Revenues:
Store operations	$1,199,274	$1,227,321	$2,268,244	$2,333,996
Franchise operations	103,806	90,779	156,974	272,214

Total revenue	$1,303,080	$1,318,100	$2,425,218	$2,606,210

Segment income (loss):
Store operations	$42,608	$17,613	$32,601	$(99,117)
Franchise operations	(218,899)	(289,713)	(388,591)	(373,625)

Total segment loss	$(176,291)	$(272,100)	$(355,990)	$(472,742)

Unallocated general and administrative expenses	$511,208	$688,308	$954,142	$1,211,850
Advertising, marketing and promotion	70,683	60,098	110,335	104,755
Depreciation and amortization	81,093	102,931	164,075	208,811

Interest expense, net	398,201	278,774	779,882	290,702
Other (income) expense	153,184	(243,558)	222,085	(329,777)

Net loss	$(1,390,661)	$(1,158,653)	$(2,586,509)	$(1,959,083)

Item 10.	Subsequent events
On July 15, 2010 we terminated the Area Development Agreement for the Sacramento, CA area and surrounding counties. The franchisee owned store located in Naples, Florida was closed on July 31, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 26, 2010.
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
Overview
Our operations currently consist of eight restaurants in the Boston area and Dallas Forth Worth, TX and Cleveland, OH; comprising four Company-owned restaurants and four franchise-owned locations. We have entered into a total of four area development agreements and three franchise agreements covering 53 franchise units in five states (California, Florida, Texas, Ohio and Massachusetts) and the Washington, DC area; including four franchise locations currently open and operating, and requiring the construction by franchisees of 49 future UFood Grill outlets.
We view ourselves primarily as a franchisor and continually review our restaurant ownership mix (that is our mix among Company-owned, franchised and joint venture) in an endeavor to deliver a pleasant customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. In our Company-owned stores, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce system-wide only initiatives that we believe are most beneficial.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the three and six months ended June 27, 2010 and June 28, 2009, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
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
Stock-based compensation expense recognized during the three months ended June 27, 2010 totaled approximately $197,271 for stock options. Stock-based compensation expense recognized during the three months ended June 28, 2009 total approximately $98,347 for stock options. Stock based compensation expense recognized during the six months ended June 27, 2010 and June 28, 2009 was $253,719 and $303,591 respectively. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Revenues:
Store sales	92.0%	93.1%	93.5%	89.6%
Franchise royalties and fees	7.5	6.9	6.2	10.3
Other revenue	0.5	—	0.3	0.1

	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Food and paper costs	33.5%	32.7%	33.1%	32.8%
Cost of nutritional products	8.4	7.6	8.1	7.9
Labor	26.6	27.4	27.6	30.2
Occupancy	9.2	11.1	10.3	12.5
Other store operating expenses	17.7	15.4	18.6	16.3
General and administrative expenses	68.5	84.5	66.4	76.4
Advertising, marketing and promotion expenses	5.4	4.6	4.5	4.0
Depreciation and amortization	6.2	7.8	6.8	8.0
Loss on disposal of assets	—	4.4	—	2.4

Total costs and expenses	164.4	185.2	165.3	176.7

Operating loss	(64.4)	(85.2)	(65.3)	(76.7)

Other income (expense):
Interest income	0.1	0.5	0.2	0.4
Interest expense	(30.7)	(21.7)	(32.3)	(11.6)
Other income	(11.7)	18.5	(9.2)	12.7

Other income (expense), net	(42.3)	(2.7)	(41.3)	1.5

Loss before income taxes	(106.7)	(87.9)	(106.6)	(75.2)
Income taxes	—	—	—	—

Net loss	(106.7)%	(87.9)%	(106.6)%	(75.2)%

(1)	Food and paper costs are shown as a percentage of food sales. Cost of nutritional products, labor, occupancy and other store operating expenses are shown as a percentage of total store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Three Months Ended		Six Months Ended
	June 27,	June 28,	June 27,	June 28,
	2010	2009	2010	2009
Company-owned locations:
Locations at the beginning of the year	4	4	4	5
Locations opened	—	—	—	—
Locations closed (1)	—	—	—	(1)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	4	4	4	4

Franchise-owned locations:
Locations at the beginning of the year	4	8	4	5
Locations opened	—	—	1	3
Locations closed	—	(3)	(1)	(3)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	4	5	4	5

System-wide locations
Locations at the beginning of the year	8	12	8	10
Locations opened	—	—	1	3
Locations closed	—	(3)	(1)	(4)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	8	9	8	9

(1)	In February 1, 2008, the Company agreed to operate one franchise-owned location pursuant to the terms of a management services agreement. This store was closed on March 27, 2009.
Three Months Ended June 27, 2010 Compared to Three Months Ended June 28, 2009
General
For the three months ended June 27, 2010, our comparable store sales for Company owned stores decreased by 2.3%. System-wide comparable store sales decreased by 8.4%. Comparable store sales of Company-owned and franchisee-owned locations were adversely impacted by the economic downturn and as a result the slowdown in consumer spending. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Total revenues for the three months ended June 27, 2010 decreased by $15,020, or 1.1% to $1,303,080 from $1,318,100 for the three months ended June 28, 2009. The decrease in total revenues for the three months ended June 27, 2010 as compared to the prior year was primarily due to lower same store sales.

Sales at Company-operated stores for the three months ended June 27, 2010 decreased by $28,047, or 2.3% to $1,199,274 from $1,227,321 for the three months ended June 28, 2009. As a percentage of total sales revenues, sales at Company-operated stores decreased to 92.0% of the total revenues for the three months ended June 27, 2010 down from 93.1% of the total revenues for the three months ended June 28, 2009. The decrease in sales at Company-operated stores for the three months ended June 27, 2010 was primarily due to a lower average ticket in our stores.
During the three months ended June 27, 2010, franchise royalties and fees increased by $6,380, or 7.1% to $97,159 from $90,779 for the three months ended June 28, 2009 due to higher sales of the stores in the system during this period compared to the stores in the system for the same period a year ago.
Costs and Expenses
Food and paper costs for the three months ended June 27, 2010 increased by $2,791, or 0.8%, to $355,095 from $352,304 for the three months ended June 28, 2009. As a percentage of food sales, food and paper costs increased to 33.5% of food sales for the three months ended June 27, 2010 from 32.7% of food sales for the three months ended June 28, 2009. The increase in food and paper costs as a percentage of food sales was primarily attributable to the introduction of new bundle items with higher food cost.
The cost of nutritional products for the three months ended June 27, 2010 increased by $7,354, or 7.9%, to $100,364 from $93,010 for the three months ended June 28, 2009. As a percentage of store sales, the cost of nutritional products increased to 8.4% of store sales for the three months ended June 27, 2010 from 7.6% of store sales for the three months ended June 28, 2009. The increase in the cost of nutritional products as a percentage of store sales was primarily attributable to higher cost of the nutritional products.
Store labor expense for the three months ended June 27, 2010 decreased by $17,881, or 5.3%, to $318,942 from $336,823 for the three months ended June 28, 2009. The decrease in labor expense was primarily attributable to the reduction of the labor cost as a percentage of sales. As a percentage of store sales, labor expense decreased slightly to 26.6% of store sales for the three months ended June 27, 2010 from 27.4% of store sales for the three months ended June 28, 2009.
Store occupancy costs for the three months ended June 27, 2010 decreased by $25,081, or 18.4%, to $110,896 from $135,977 for the three months ended June 28, 2009. The decrease in occupancy costs was primarily attributable to an adjustment to the straight-line basis accrual for the change of one of our store locations. As a percentage of store sales, occupancy costs decreased to 9.2% of store sales for the three months ended June 27, 2010 from 11.1% of store sales for the three months ended June 28, 2009 primarily due to the reduction of the straight line rent accrual.
Other store operating expenses for the three months ended June 27, 2010 increased by $23,530, or 12.5%, to $212,297 from $188,767 for the three months ended June 28, 2009. The decrease was primarily due to fewer stores in operation by the Company, slightly offset by higher cost for utilities. As a percentage of store sales, other store operating expenses increased to 17.7% of store sales for the three months ended June 27, 2010 from 15.4% of store sales during the three months ended June 28, 2009, primarily due to a back charge for utilities for prior years of one of company owned stores.
General and administrative expenses for the three months ended June 27, 2010 decreased by $220,801 or 19.8%, to $892,986 from $1,113,787 for the three months ended June 28, 2009. The decrease in general and administrative expenses was primarily due to a significant reduction on payroll, rent, insurance, and legal expenses, also due to the reverse of the accrual for the reserve of uncollectible accounts. As a result of the foregoing, general and administrative expenses decreased to 68.5% of total revenues during the three months ended June 27, 2010 down from 84.5% of total revenues for the three months ended June 28, 2009.
Advertising, marketing and promotion expenses for the three months ended June 27, 2010 increased by $10,585 or 17.6%, to $70,683 from $60,098 for the three months ended June 28, 2009. The increase in advertising, marketing and promotion expenses was primarily due to an increase in expenses related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007. Advertising, marketing and promotion expenses for the three months ended June 27, 2010 and June 28, 2009 include $25,138 and $762, respectively, of non-cash, stock-based compensation expense attributable to the GFV Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses increased to 5.4% of total revenues in the three months ended June 27, 2010 down from 4.6% of total revenues in the three months ended June 28, 2009.
Depreciation and amortization expense for the three months ended June 27, 2010 decreased by $21,838, or 21.2%, to $81,093 from $102,931 for the three months ended June 28, 2009. As a percentage of total revenues, depreciation and amortization expense decreased to 6.2% of total revenues for the three months ended June 27, 2010 up from 7.8% of total revenues for the three months ended June 28, 2009.

Other income and expense for the three months ended June 27, 2010 increase by $516,169, to an expense of $551,385 from an expense of $35,216 for the three months ended June 28, 2009. The increase was primarily attributable to the fluctuation of the fair value of the warrants issued in connection with our latest private placement offering and the amortization of the deferred financing costs.
The net loss for the three months ended June 27, 2010 increased by $232,008, or 20% to $1,390,661, from $1,158,653 for the three months ended June 28, 2009. Our net loss increased primarily due to the increase in other income and expenses. As a percentage of total revenues, our net loss decreased to 106.7% of total revenues for the three months ended June 27, 2010 down from 87.9% of total revenues for the three months ended June 28, 2009.
Six Months Ended June 27, 2010 Compared to Six Months Ended June 28, 2009
General
For the six months ended June 27, 2010, our comparable store sales for Company owned stores increased by 1.2%. System-wide comparable store sales decreased by 5.5%. The increase in comparable store sales of Company-owned stores was primarily due to higher number of transactions processes in our stores. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Our total revenues for the six months ended June 27, 2010 decreased by $180,992, or 6.9%%, to $2,425,218 from $2,606,210 for the six months ended June 28, 2009. The decrease in total revenues was primarily due to fewer Company-operated stores and lower franchise royalties partially offset by an increase in comparable sales for Company-operated stores.
Total store sales at Company-owned stores for the six months ended June 27, 2010 decreased by $65,752, or 2.8%, to $2,268,244 from $2,333,996 for the six months ended June 28, 2009. As a percentage of total revenues, sales at Company-owned stores increased to 93.5% of total revenues for the six months ended June 27, 2010 from 89.6% of total revenues for the six months ended June 28, 2009. The decrease in sales at Company-owned stores for the six months ended June 27, 2010 was primarily due to the decrease in the numbers of Company-operated stores partially offset by an increase in comparable sales for Company-operated stores.
During the six months ended June 27, 2010, franchise royalties and fees decreased by $119,569, or 44.4% to $149,949 from $269,518 for the six months ended June 28, 2009 primarily due to a decrease in franchise fees from new store openings and royalties from the franchised stores.
Costs and Expenses
Food and paper costs for the six months ended June 27, 2010 decreased by $13,021, or 1.9%, to $659,564 from $672,585 for the six months ended June 28, 2009. The decrease was primarily attributable to fewer Company-operated stores during this period of time. As a percentage of food sales, food and paper costs slightly increased to 33.1% of food sales during the six months ended June 27, 2010 down from 32.8% of food sales during the six months ended June 28, 2009. The increase in food and paper costs as a percentage of food sales was primarily attributable to the introduction of new menu items with higher food cost.
The cost of nutritional products for the six months ended June 27, 2010 decreased by $516, or 0.3%, to $184,353 from $184,869 for the six months ended June 28, 2009. As a percentage of store sales, the cost of nutritional products increased to 8.1% of store sales for the six months ended June 27, 2010 down from 7.9% of store sales for the six months ended June 28, 2009; the increase was primarily due to lower total revenues.
Store labor expense for the six months ended June 27, 2010 decreased by $80,288, or 11.4%, to $625,385 from $705,673 for the six months ended June 28, 2009. The decrease in labor expense was primarily attributable to a reduction in the number of Company-operated stores. As a percentage of store sales, labor expense decreased to 27.6% of store sales for the six months ended June 27, 2010 up from 30.2% of store sales for the six months ended June 28, 2009. The decrease in the labor percentage of store sales is primarily due improvement of efficiencies and lower amount of man hours.

Store occupancy costs for the six months ended June 27, 2010 decreased by $57,883, or 19.8%, to $234,724 from $292,607 for the six months ended June 28, 2009. The decrease in store occupancy costs was primarily attributable to fewer Company-operated stores operating during this period of time compared to the prior year for the same period and the partial reversal of the accrual for the straight line basis rent.
Other store operating expenses for the six months ended June 27, 2010 increased by $40,844, or 10.7%, to $420,942 from $380,098 for the six months ended June 28, 2009. The increase was primarily due to the charge back from prior years for utilities at one of our locations, and increase in maintenance and other store expenses. As a percentage of store sales, other store operating expenses increased to 18.6% of store sales for the six months ended June 27, 2010 from 16.3% of store sales for the six months ended June 28, 2009, primarily due to higher maintenance expenses and charge backs for utilities.
General and administrative expenses for the six months ended June 27, 2010 decreased by $381,690, or 19.2%, to $1,610,382 from $1,992,072 for the six months ended June 28, 2009. The decrease in general and administrative expenses was primarily due to reduction on investor relations and public relations expenses, stock-based compensation expense resulting from equity awards to employees and payroll, as well as a significant reduction on legal expenses. During the six months ended June 27, 2010, the Company recognized $253,719 of stock-based compensation expenses attributable to equity awards to employees and $303,591 for the six month ended on June 28, 2009. As a result of the foregoing, general and administrative expenses decreased to 66.4% of total revenues during the six months ended June 27, 2010 from 76.4% of total revenues for the six months ended June 28, 2009.
Advertising, marketing and promotion expenses for the six months ended June 27, 2010 increased by $5,580, or 5.3%, to $110,335 from $104,755 for the six months ended June 28, 2009. The increase in advertising, marketing and promotion expenses was primarily due to an increase in expenses related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007. Advertising, marketing and promotion expenses for the six months ended June 27, 2010 and June 28, 2009 include $39,611 and $16,758, respectively, of non-cash, stock-based compensation expense attributable to the GFV Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses increased to 4.5% of total revenues during the six months ended June 27, 2010 from 4.0% of total revenues during the six months ended June 28, 2009.
Depreciation and amortization expense for the six months ended June 27, 2010 decreased by $44,736, or 21.4%, to $164,075 from $208,811 for the six months ended June 28, 2009. As a percentage of total revenues, depreciation and amortization expense decreased to 6.8% of total revenues for the six months ended June 27, 2010 from 8.0% of total revenues for the six months ended June 28, 2009.
Other income and expense increased from $39,075 of other income for the six months ended June 28, 2009 to $1,001,967 of other expense for the six months ended June 27, 2010. The increase of $1,041,042 was primarily due to higher interest expense attributable to the amortization of the deferred financing costs and the beneficial conversion feature of the outstanding debentures, also the variance of the warrants’ fair value that were issued in conjunction with the latest private placement offering. The Company recognized $784,038 of interest expense for the six months ended June 27, 2010 compared to $301,233 for the six months ended June 28, 2009.
Our net loss for the six months ended June 27, 2010 increased by $627,426, or 32.0%, to $2,586,509, from $1,959,083, for the six months ended June 28, 2009. Our net loss increased primarily due to the increase in other expenses most of them related to the latest private placement offering, which about $799,150 were non-cash expenses. As a percentage of total revenues, our net loss increased to 106.7% of total revenues for the six months ended June 27, 2010 from 75.2% of total revenues for the six months ended June 28, 2009.
Liquidity and Capital Resources
Cash and cash equivalents and restricted cash at June 27, 2010 were $988,381 compared to $2,338,852 at December 27, 2009. Cash is primarily used to fund our (i) capital expenditures for new and remodeled Company-owned stores, (ii) acquisitions of franchisee-owned stores, (iii) working capital requirements and (iv) net operating losses. At June 27, 2010, restricted cash included $40,000 of cash secured by a letter of credit for our office lease.
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

At June 27, 2010, we had working capital of $67,085 compared to working capital of $1,194,017 at December 27, 2009. The decrease in working capital was primarily due to the operating losses and the bank loan facility pay off.
We used $876,797 of cash to fund our operating activities in the six months ended June 27, 2010 compared with $1,719,467 of cash used to fund our operating activities in six months ended June 28, 2009. The decrease in cash used to fund our operating activities was primarily due to reduction in operating losses, collection of account receivables, and increase in account payable, partially offset by a reduction in franchisee deposits.
During the six months ended June 27, 2010, we spent $37,057 for the acquisition of equipment compared with $31,559 spent for the acquisition of equipment during the six months ended June 28, 2009.
During the six months ended June 27, 2010, financing activities used cash in the amount of $416,192, primarily due to the payment of the long term debt partially offset by the release and usage of restricted cash and the exercise of warrants in connection with our latest private placement. During the six months ended June 28, 2009, financing activities provided $5,050,906, of cash. We received $4,916,815 of net cash proceeds from the sale of the debentures described above.
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
The following table sets forth information as of June 27, 2010 with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

		Less Than		1 Year to	4 Years to	More than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$3,819,013	$450,000	(1)	$3,369,013	$—	$—
Capital leases	76,008	49,702		26,306		—
Operating leases	2.560,719	250,349		1,021,724	1,006,570	282,076

(1)
Long-term debt due in less than 1 year is $450,000 that becomes due upon the sale of the Company’s Landmark Center restaurant and store. The Company currently has no plans to sell its Landmark Center unit.

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
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of June 27, 2010, our Chief Executive Officer (CEO) and Acting Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective, except for the material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.
There were no significant changes in the Company’s internal controls during the second fiscal quarter ended June 27, 2010 that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.
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
Management, with the participation of our principal executive officer and principal financial officer, is required to evaluate the effectiveness of our internal controls over financial reporting as of June 27, 2010 based on the criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management has concluded that our internal controls over financial reporting were not effective as of June 27, 2010 and that a material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting following the reverse merger on December 18, 2007. A contributing factor to our internal control deficiencies is the Company’s small size and the lack of sufficient resources to perform the testing of internal controls within the prescribed time frame. As defined by the Public Company Accounting Oversight Board’s Auditing Standard No. 5, a material weakness is a significant control deficiency or a combination of significant control deficiencies that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management continues to monitor and assess the controls to ensure compliance.
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
None

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

UFOOD RESTAURANT GROUP, INC.
Date: August 11, 2010	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer (principal executive officer)

Date: August 11, 2010	By:	/s/ Irma Norton
Irma Norton
Acting Chief Financial Officer (principal financial officer)