Form 10-Q
period 2010-09-26
UFood Restaurant Group, Inc.
filed 2010-11-12
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 26, 2010

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☑ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
As of November 8, 2010, there were 40,427,293 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 26, 2010 and December 27, 2009
Assets

	September 26,	December 27,
	2010	2009
	(unaudited)	(audited)

ASSETS
Current assets:
Cash and cash equivalents	$518,140	$2,278,427
Restricted cash	40,041	60,425
Accounts receivable	22,208	180,134
Inventories	145,110	123,648
Prepaid expenses and other current assets	31,807	68,605

Total current assets	757,306	2,711,239

Property and equipment:
Equipment	984,368	937,857
Furniture and fixtures	209,120	202,205
Leasehold improvements	1,721,044	1,744,594
Website development costs	27,050	37,050

Fixed assets	2,941,582	2,921,706
Accumulated depreciation and amortization	1,781,907	1,560,402

Property and equipment, net	1,159,675	1,361,304

Other assets:

Deferred financing costs, net	570,491	757,873
Goodwill	75,363	75,363
Other	83,782	86,560

Total other assets	729,636	919,796

Total assets	$2,646,617	$4,992,339

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
September 26, 2010 and December 27, 2009
Liabilities and Stockholders’ Equity (Deficit)

	September 26,	December 27,
	2010	2009
	(unaudited)	(audited)
LIABILITIES
Current liabilities:
Current portion of long-term debt	$450,000	$857,882
Current portion of capital lease obligations	38,792	58,820
Accounts payable	349,387	285,150
Deferred franchise revenue	111,421	157,500
Accrued dividends	19,778	—
Accrued expenses and other current liabilities	189,698	157,870

Total current liabilities	1,159,076	1,517,222

Long-term liabilities:
Long-term debt	3,549,091	3,044,001
Derivative warrant liability	2,195,596	3,750
Capital lease obligations	21,040	39,071
Other noncurrent liabilities	95,480	276,920

Total long term liabilities	5,861,207	3,363,742

Total liabilities	7,020,283	4,880,964

EQUITY
Stockholders’ equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 10,000 shares issued and outstanding	10	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,427,294 shares issued and outstanding	40,427	37,935
Additional paid-in capital	28,049,167	25,589,311
Accumulated deficit	(32,463,270)	(25,515,871)

Total stockholders’ equity (deficit)	(4,373,666)	111,375

Total liabilities and stockholders’ equity (deficit)	$2,646,617	$4,992,339

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations — Unaudited
For the Three and Nine Month Periods Ended September 26, 2010 and September 27, 2009

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Revenues:
Store sales	$1,178,874	$1,214,220	$3,447,118	$3,548,216
Franchise royalties and fees	115,119	59,589	249,795	329,107
Other revenue	—	(456)	22,298	2,239

	1,293,993	1,273,353	3,719,211	3,879,562

Costs and expenses:
Store operating expenses:
Food and paper costs	356,628	344,270	1,016,192	1,016,855
Cost of nutritional products	70,787	84,796	255,140	269,665
Labor	332,455	339,100	957,840	1,044,773
Occupancy	74,847	135,114	309,571	427,721
Other store operating expenses	192,575	195,568	613,518	575,666
General and administrative expenses	2,081,235	887,424	3,691,616	2,879,496
Advertising, marketing and promotion expenses	42,638	67,880	152,972	172,635
Depreciation and amortization	80,636	100,894	244,711	309,705
Loss on disposal of assets	25,782	15,043	25,782	77,941

Total costs and expenses	3,257,583	2,170,089	7,267,342	6,774,457

Operating loss	(1,963,590)	(896,736)	(3,548,131)	(2,894,895)

Other income (expense):
Interest income	672	6,147	4,829	16,678
Interest expense	(408,434)	(231,596)	(1,192,473)	(532,828)
Other income (expense)	(1,969,761)	(13,076)	(2,191,846)	316,701

Other income (expense), net	(2,377,523)	(238,525)	(3,379,490)	(199,449)

Loss before income taxes	(4,341,113)	(1,135,261)	(6,927,621)	(3,094,344)
Income taxes	—	—	—	—

Net loss	$(4,341,113)	$(1,135,261)	$(6,927,621)	$(3,094,344)
Dividends on preferred stock	19,778	—	19,778	—

Net loss attributable to common stockholders	$(4,360,891)	$(1,135,261)	$(6,947,399)	$(3,094,344)

Basic and diluted loss per share	$(0.11)	$(0.03)	$(0.18)	$(0.09)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows — Unaudited
For the Nine Months Ended September 26, 2010 and September 27, 2009

	Nine months Ended
	September 26,	September 27,
	2010	2009

Cash flows from operating activities:
Net loss	$(6,927,621)	$(3,094,344)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	244,711	309,705
Amortization of the beneficial conversion feature	569,090	190,270
Deferred financing costs	257,263	175,991
Change in value of warrant liability	2,191,846	(325,882)
Provision for doubtful accounts	(66,322)	92,027
Loss on disposal of assets	25,782	77,941
Stock-based compensation	853,083	392,253
Non-cash promotion, marketing and advertising expenses	1,178,545	146,811
Non-cash interest payments	312,884	206,844
Gain on extinguishment of debt	—	(74,969)
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	224,247	(79,924)
Inventories	(21,464)	17,629
Prepaid expenses and other current assets	46,798	30,518
Other assets and noncurrent liabilities	2,779	(72,994)
Accounts payable	64,236	(255,541)
Franchisee deposits	(46,079)	(120,291)
Accrued expenses and other current liabilities	(149,611)	(182,073)

Net cash used in operating activities	(1,239,833)	(2,566,029)

Cash flows from investing activities:
Proceeds from the disposal of assets	—	5,000
Acquisition of property and equipment	(70,700)	(102,304)

Net cash used in investing activities	(70,700)	(97,304)

Cash flows from financing activities:
Proceeds from issuance of convertible debt	—	5,874,000
Proceeds from warrants exercise	53,846	—
Payments for financing costs	(69,881)	(983,656)
Payments on long-term debt	(407,882)	(280,450)
Payments on capital lease obligations	(46,221)	(46,265)
Decrease in restricted cash, net	20,384	357,213

Net cash provided by (used for) financing activities	(449,754)	4,920,842

Increase (decrease) in cash and cash equivalents	(1,760,287)	2,257,509
Cash and cash equivalents — beginning of year	2,278,427	787,551

Cash and cash equivalents — end of period	$518,140	$3,045,060

See accompanying notes.

UFOOD RESTAURANT GROUP, INC.
and SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the Nine Months ended September 26, 2010 (unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balances, December 27, 2009	—	—	37,934,907	$37,935	$25,589,311	$(25,515,871)	$111,375

Preferred stock issued for promotional services	10,000	10	—	—	999,990	—	1,000,000
Common stock issued for consulting ,marketing & promotional services	—		320,000	320	178,225	—	178,545
Common stock issued for interest payment	—	—	1,297,236	1,297	311,587	—	312,884
Common stock-based compensation	—	—	—	—	853,083	—	853,083
Forfeitures of common stock	—	—	(1,773)	(2)	2	—	—
Conversion of debentures & warrants into common stock	—	—	876,924	877	116,969	—	117,846
Dividends on preferred stock	—	—	—	—	—	(19,778)	(19,778)
Net loss for nine months ended September 26, 2010	—	—	—	—	—	(6,927,621)	(6,927,621)

Balances, September 26, 2010	10,000	$10	40,427,294	$40,427	$28,049,167	$(32,463,270)	$(4,373,666)

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
On December 18, 2007 (the Merger Date) , pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of September 26, 2010, the Company’s operations consisted of four Company-owned restaurants and four franchisee-owned restaurants. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at September 26, 2010, and the results of its operations and cash flows for the three and nine month periods ended September 26, 2010 and September 27, 2009. The results of operations for the three and nine month periods ended September 26, 2010 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended December 27, 2009 included in the Company’s Annual Report on Form 10-K.
As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations. Over the past few years, the Company’s operations have been funded through a combination of private equity and debt financing. As of September 26, 2010, the Company had approximately $518,000 of unrestricted cash. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Based on current trends, management believes that additional franchises will be sold within the next twelve months, and that the additional capital raised will be sufficient to support activities though 2011. The Company is subject to a number of risks similar to those of other companies in its industry, including dependence on key individuals, competition from substitute products, the successful attraction of franchisee, and the ability to obtain adequate additional financing necessary to fund continuing operations. On October 29, 2010, the Company completed an Offering to accredited investors, which sold an aggregate of 34,400 shares of Series B Preferred Stock for aggregate gross proceeds of $3,440,000 (see the subsequent events footnote for more details). The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $257,263 and $175,991 for the nine months ended September 26, 2010 and September 27, 2009, respectively, and is included in interest expense. The amortization expense recorded by the Company for the three months ended September 26, 2010 was $83,435 and $88,116 for the three months ended September 27, 2009.
Valuation of Goodwill
We account for goodwill and other intangible assets under ASC No. 805, Business Combinations, and ASC No. 350-20 to 30, Goodwill and Other Intangible Assets. ASC No. 805 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under ASC No. 350-20 to 30, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. Goodwill attributable to our store operations segment is evaluated on a restaurant-by-restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company was determined based upon the restaurant’s location, cash flows and growth prospects. Goodwill is vested for impairment annually on the first day of the fourth quarter. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
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
The Company follows the accounting guidance of ASC No. 952-605-25 and 952-340-25, Franchisors. Franchisee deposits represent advances on initial franchise fees prior to the opening of the franchisee location. We recognize initial franchise fee revenue when all material services we are required to perform and all material conditions we are required to satisfy have been substantially completed, which is generally the opening of the franchised location. The Company defers direct costs related to franchise sales until the related revenue is recognized; however, the deferred costs shall not exceed anticipated revenue less estimated additional related costs. Such costs include training, facilities design, menu planning and marketing. Franchise royalty revenues are recognized in the same period the relevant franchisee sales occur.
Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC No. 840-20, Leases. The reasonably assured lease term on most of the Company’s leases is the initial non-cancelable lease term, which generally equates to between 5 and 10 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense upon the commencement date of the lease.
Earnings Per Share Data
Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC No. 260-10, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.
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
Stock-based compensation expense to employees recognized during the three months ended September 26, 2010 totaled approximately $599,364 for stock options. Stock-based compensation expense recognized during the nine months ended September 26, 2010 totaled approximately $853,083 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Subsequent Events
The Company has evaluated all events or transactions occurring between the balance sheet date and the date of issuance of the consolidated financial statements. Refer to Note 10 for information related to subsequent events.

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
The 2008 Investor Warrants provide for the purchase of shares of Common Stock for five years at an original exercise price of $1.25 per share. The 2008 Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price. The Company will not receive additional proceeds to the extent that 2008 Investor Warrants are exercised by cashless exercise. As a result of the Company’s private placement on March-April 2009, the exercise price of the 2008 Investor Warrants was reduced to $0.59 pursuant to the terms of such warrants.
The exercise price and number of shares of Common Stock issuable on exercise of the 2008 Investor Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. The 2008 Investor Warrants are also subject to a weighted average price protection for the term of the Investor Warrants.
Through March of 2008, the Company paid the placement agent retained in connection with the Offering (the 2008 Placement Agent) a commission of 10% of the funds raised from the investors in connection with the Closings. In addition, the 2008 Placement Agent received warrants (the 2008 Placement Agent Warrants) to purchase a number of shares of Common Stock equal to 20% of the shares of Common Stock included in the Units sold to investors. As a result of the foregoing, the 2008 Placement Agent was paid commissions of $1,294,100 and received warrants to purchase 2,988,200 shares of Common Stock. The terms of these warrants were similar to those of the 2008 Investor Warrants, except that they had a seven-year term and $1.00 original exercise price. As a result of the Company’s private placement on March-April 2009, the exercise price of the 2008 Placement Agent Warrants was reduced to $0.49 pursuant to the terms of such warrants.
The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by ASC No. 815-40 Derivatives and Hedging-Contract in Entity’s Own Equity”. The derivative is accounted for and classified as a “Derivative warrant liability” within the liabilities section of the consolidated balance sheet. The change in the fair value of the derivative is included within “Other income (loss)” in the consolidated statements of operations. The change in the fair value of the derivative instrument affects the “Change in fair value of derivative warrant liability” line in the “Cash flows from operating activities” section of the consolidated statements of cash flows.
At the date of issuance of the 2008 Investor Warrants and 2008 Placement Agent Warrants, based upon evaluation under applicable ASC No. 815-10 Derivatives and Hedging guidance, the Company initially determined that the financial instrument did not constitute a derivative, and, accordingly, reflected the balance within additional paid-in capital as of December 28, 2008 in the Company’s Form 10-K. During the quarter ended March 29, 2009, the Company re-assessed this categorization based upon the clarified “indexed to an entity’s own stock” criteria specified within ASC No. 815-40, which is effective for fiscal years beginning after December 15, 2008, and concluded that the financial instrument constituted a derivative. The aggregate fair value of the derivative at inception was determined to be $3,512,272, which was recorded as a derivative liability during the quarter ended March 29, 2009. At December 29, 2008, the aggregate fair value of the derivatives was $353,248. The decrease in the fair value of the derivative in the aggregate amount of $3,159,024 upon adoption of ASC No. 815-40 was recorded in the consolidated statements of changes in stockholders’ equity as a cumulative adjustment gain on derivative during the three months ended March 29, 2009.
At September 26, 2010, the aggregate fair value of the derivative was $2,195,596. The increase in the fair value of the derivative was in the aggregate amount of $2,191,846 during the nine months ended September 26, 2010. The increase in the fair value of the derivative for the three months ended September 26, 2010 was $1,969,761. The increase in the fair value of the derivate was recorded in the consolidated statement of operations as other expense.
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

Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of September 26, 2010
	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under ASC No. 815-10:
None

Derivatives not designated as hedging instruments under ASC No. 815-10:
Derivative warrant liability	Long-term liabilities	$2,195,596

Total derivatives		$2,195,596

The effect of the derivative instrument on the consolidated statements of operations for the quarter ended September 26, 2010 follows

		Amount of Gain	Amount of Gain
		(Loss) Recognized in	(Loss) Recognized in
	Location of Gain (Loss)	Income on Derivative	Income on Derivative
	Recognized in Income on	Three Months Ended	Nine Months Ended
	Derivative	September 26, 2010	September 26, 2010
Derivatives not designated as hedging instruments under ASC No. 815-10:
Derivative warrant liability	Other Income (Expense)	$(1,969,761)	$(2,191,846)

Total		$(1,969,761)	$(2,191,846)
The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by ASC 820-10, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the warrant liability was estimated on the date of issuance, as of December 29, 2008, and as of September 26, 2010, using the following assumptions:

	At Issuance	December 29, 2008	September 26, 2010
Expected term (years)	5 -7 Years	5 -7 Years	3-5 Years
Expected volatility	32.34%	34.87%	119.17	%(1)
Risk-free interest rate	2.46%	1.55%	1.37%
Expected annual dividend	0.00%	0.00%	0.00%

(1)
The Company has utilized its own volatility history blended with peers in the industry in order to cover the term for what this instrument carries. The prior period volatility was primarily based on peer groups.

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative at December 27, 2009, and for the quarter ended September 26, 2010:

Balance as of December 27, 2009	$3,750
Increase in fair value during quarter ended March 28, 2010	68,901
Increase in fair value during quarter ended June 27, 2010	153,184
Increase in fair value during quarter ended September 26, 2010	1,969,761
Balance as of September 26, 2010	$2,195,596

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
In conjunction with the Debentures and the 2009 Warrants, the Company recorded debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. For the quarter ended September 26, 2010, the Company recorded interest expense of $205,078 in conjunction with accreting the debt discount on the warrants and the beneficial conversion feature over the debt term. For the nine months ended September 26, 2010, the Company recorded interest expense of $569,090 in connection with the debt discount on the warrants and the beneficial conversion feature over the debt term.
4.	Stock-Based Compensation
During the three and nine month periods ended September 26, 2010, the Company recognized $1,633,271 and $2,031,628, respectively, of stock-based compensation expense for equity awards to employees, consultants and vendors. During the three and nine month periods ended September 27, 2009, the Company recognized $97,473 and $539,064 respectively of stock-based compensation expense.
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
The fair value of each stock option granted during the three and nine month periods ended September 26, 2010 was estimated on the date of grant using the following assumptions:

Expected term (years)	5
Expected volatility	112.26%
Risk-free interest rate	1.79%
Expected annual dividend	None

The expected term is based on the remaining vesting term and the contractual term. The Company used its own historical volatility and the volatility of published common stock prices over the last two years of comparable publicly held companies in order to calculate the Expected Volatility. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted during the three and nine month periods ended September 26, 2010. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.
The 2004 Plan
Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 304,702 shares of Common Stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. There were no options granted or exercised, however there were 82,347 options forfeited under the 2004 Plan during the nine months ended September 27, 2009. On May 13, 2009 the Company’s Board of Directors approved the cancellation of 181,981 stock options of current employees under the 2004 Plan and issuance of new stock options under the 2007 Plan for the same individuals, with a vesting schedule identical to the remaining vesting schedule of the canceled options at an exercise price of $0.20 per share. At September 26, 2010, there were 32,757 options outstanding under the 2004 Plan. All of the outstanding options are exercisable as of September 26, 2010. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at September 26, 2010.
The 2007 Plan
There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 6,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. During our annual shareholders’ meeting held on July 1st, 2010, our shareholders approved the increase in the number of shares of common stock reserved for issuance under the 2007 Plan to 9,000,000 shares. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. On April 1, 2010 the Company’s Board of Directors approved the grant of 2,070,000 stock options to employees and officers of the Company, fully vested at an exercise price of $0.16 per share. The Company recognized a compensation expense of $140,822 in connection with this grant. At September 26, 2010, there were 5,884,990 stock options outstanding under the 2007 Plan. At September 26, 2010, options to purchase 5,713,048 shares of Common Stock were exercisable at a weighted average exercise price of $0.18. An additional 171,942 options will vest over the next 5 months.
Activity under the 2007 Plan from December 27, 2009 through September 26, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 27, 2009	3,919,990	$0.20	7.5	$-0-
Granted	2,070,000	0.16	9.6
Forfeited	(105,000)	0.20	—
Canceled			—

Outstanding at September 26, 2010	5,884,990	$0.18	8.2	$906,699

The options outstanding and exercisable at September 26, 2010 were as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average
		Remaining
Number of	Exercise	Contractual	Number of
Options	Price	Term	Options	Exercise Price

3,814,990	$0.20	7.5	3,643,048	$0.20
2,070,000	$0.16	9.5	2,070,000	$0.16

The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.34 as of September 26, 2010 which would have been received by the options holders had all option holders exercise their options as of that date.
At September 26, 2010 there was $82,926 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over approximately 5 months.
Other Equity Awards
On April 1st, 2010 the Company’s Board of Directors approved the grant of non-qualified stock options to purchase 600,000 shares of the Company’s common stock with an exercise price of $0.19 and a vesting schedule of equal amounts over the next four months to Mr. Richard Fisher. This grant was pursuant to the terms of his consulting agreement with the Company. As a result of this grant the Company recognized an expense of $39,853.
Also on June 12, 2010, the Board of Directors approved the grant of 10,000 Series “B” Preferred Shares to Summit Trading Limited according to their service agreement to provide Investor Relations and Public Relations services to the Company. These preferred shares were fully vested at the execution of the agreement. As a result of this grant, General and Administrative expenses include $1,000,000 of stock-based compensation expense. The face value of the preferred shares is $100 per share and the conversion price to common stock is $0.23.
On June 30th, 2010 the Company’s Board of Directors awarded to its vendors, executives, Board of Directors and employees, non-qualified stock options to purchase 7,703,673 shares of the Company’s common stock with an exercise price of $0.19. The vesting schedule varies from one year through three years. As a result of this grant, the Company will recognize an expense in the total amount of $1,519,255 over the vesting period. At September 26, 2010 there was $972,355 of total unrecognized compensation cost related to non-vested options granted outside of any Plan. This cost will be recognized over approximately 34 months.
Activity of Non-Qualified Stock Options outside of any plan from December 27, 2009 through September 26, 2010 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 27, 2009	175,000	$0.15	7.4	$-0-
Granted	8,303,673	0.19	9.7
Forfeited	—	—	—
Canceled			—

Outstanding at September 26, 2010	8,478,673	$0.19	9.5	$1,260,434

5.	Income Taxes
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

The Company’s income tax returns have not been audited by the Internal Revenue Service (IRS) or any state taxing authority. The years 2007 through 2009 remain open to examination by the IRS and state taxing authority. The Company believes it is not subject to any tax exposure beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense
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
Employment Agreements
On June 30, 2010, the Company has decided to amend its chief executive officer employment agreement to extend the employment period through October 15, 2013. As part of the amendment of the agreement, Mr. Naddaff received non-qualified stock options to purchase 3,250,000 shares of the Company’s common stock at an exercise price of $0.19, and half of options are vested at grant and the other half over a period of three years. Also, the employment agreement for its chief operating officer was amended to extend the term to continue through January 22, 2013. In connection with the execution of this amendment, the Company granted non-qualified stock options to purchase 1,205,673 shares of the Company’s common stock at an exercise price of $0.19 per share. One half of the options shall vest upon the date of the grant and the other half of the options shall vest in equal amounts on the first day of each month for thirty-six months following the date of the grant.
7.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Cash paid during the period for interest	$15,174	$8,659	$51,993	$39,025

Accrued dividens on preferred stock	$19,778	$—	$19,778	$—

Property and equipment acquired with capital lease	$—	$12,357	$8,163	$12,357

8.	Loss Per Share
The amounts used for basic and diluted per share calculations are as follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Net loss	$(4,341,113)	$(1,135,261)	$(6,927,621)	$(3,094,344)
Dividends on preferred stock	19,778	—	19,778	—

Net loss attributable to common stockholders	$(4,360,891)	$(1,135,261)	$(6,947,399)	$(3,094,344)

Weighted average number of shares outstanding — basic and diluted	40,014,225	35,597,756	39,039,355	34,950,705

Basic and diluted per common share	$(0.11)	$(0.03)	$(0.18)	$(0.09)

Diluted (loss) per share are not presented since the effect of the assumed exercise of options and warrants to purchase common stock would have been anti-dilutive. A total of a 59,768,715 and 49,847,276 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the three and nine month periods ended September 26, 2010 and September 27, 2009, because their inclusion would have been anti-dilutive.
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
Segment information for the Company’s two business segments follows:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Revenues:
Store operations	$1,178,874	$1,214,220	$3,447,118	$3,548,216
Franchise operations	115,119	59,133	272,093	331,346

Total revenue	$1,293,993	$1,273,353	$3,719,211	$3,879,562

Segment income (loss):
Store operations	$100,472	$36,519	$132,426	$(5,439)
Franchise operations	(484,213)	(209,057)	(779,545)	(716,277)

Total segment loss	(383,741)	(172,538)	(647,119)	(721,716)

Unallocated general and administrative expenses	1,456,575	555,424	2,503,329	1,690,839
Advertising, marketing and promotion	42,638	67,880	152,972	172,635
Depreciation and amortization	80,636	100,894	244,711	309,705
Interest (income) expense, net	407,762	225,449	1,187,644	516,150
Other (income) expense	1,969,761	13,076	2,191,846	(316,701)

Net loss	$(4,341,113)	$(1,135,261)	$(6,927,621)	$(3,094,344)

10.	Subsequent Events
Debenture Exchange
On October 1, 2010, the Company consummated the extinguishment of approximately ninety-eight percent (98%) of its outstanding 8% Senior Secured Convertible Debentures in exchange for shares of the Company’s Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”). An aggregate principal amount of $5,692,500 of outstanding Debentures was extinguished in exchange for 56,925 shares of Series A Preferred Stock. The holders of Series A Preferred Stock will be entitled to receive, before any cash is paid out or set aside for any shares of the Company’s Common Stock (but on an equal basis with the Company’s Series B 8% Redeemable Convertible Preferred Stock) dividends at the annual rate of 8% of the Stated Value of the Preferred Shares, subject to adjustment for stock splits, etc. The dividends will be accruing and cumulative and will be paid upon the occurrence of a liquidation, deemed liquidation, dissolution or redemption if not previously declared and paid.

Effective immediately with respect to one-half of the shares of Series A Preferred Stock issued in connection with the Debenture Exchange, and effective January 1, 2011 with respect to the remaining shares of Series A Preferred Stock issued in connection with the Debenture Exchange, each holder of Series A Preferred Stock may convert his, her or its shares of Series A Preferred Stock into shares of Common Stock at a conversion price equal to $0.13. The number of shares of common stock into which the Series A Preferred Stock is convertible is subject to adjustment to prevent dilution in the event of a stock split or stock dividend. The Series A Conversion Price is also subject to a weighted average price protection. Effective January 1, 2011, the Company may, at its election, require the conversion of the Series A Preferred Stock to shares of Common Stock at the Series A Conversion Price if the closing price of the Common Stock for 10 consecutive trading days equals or exceeds 300% of the Series A Conversion Price and the average daily volume of the shares of Common Stock for the same period exceeds 250,000 shares.
Approximately $2,200,869 of the debt discount relating to the beneficial conversion option and the 2009 Warrants issued to the Debenture holders will be recorded to interest expense as a result of the extinguishment of the Debentures. Furthermore, the intrinsic value of the beneficial conversion feature at the date of extinguishment was calculated to be approximately $5,692,500 and, as such, we recorded a gain on extinguishment of debt for that amount.
We have evaluated the Series A Preferred Stock issued and have recorded the intrinsic value of the embedded beneficial conversion feature of $5,692,443 as additional paid in capital. The embedded beneficial conversion feature was treated as a deemed dividend and, as such, has been recorded to retained earnings.
In conjunction with the extinguishment of debt, the Company modified the exercise price of the 2009 Warrants. The exercise price was reduced from $0.14 to $0.09 per share of Common Stock. As such, we have calculated the fair value of the warrants on the date of the modification to be approximately $6,181,501 and recorded the increase in fair value of $4,616,401 as an addition to additional paid-in capital. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 1.17%, no dividends, expected volatility of approximately 118.45%, which was calculated based on a combination of historical volatility and the history of comparable peer companies, and an expected warrant life of approximately 5 years.
Private Placement
On October 4 and October 29, 2010, the Company issued and sold 27,950 shares and 6,450 shares, respectively, of Series B 8% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at $100.00 per share for a total of $3,440,000. Effective January 1, 2011, each holder of the Series B Preferred Stock may convert his, her or its shares of Series B Preferred Stock into shares of Common Stock at a conversion price equal to $0.23. Each investor who participated in the Offering also received a warrant to purchase 100 shares of common stock of the Company, par value $0.001 per share, per share of Preferred Stock purchased. The number of shares of Common Stock into which the Series B Preferred Stock is convertible is subject to adjustment to prevent dilution in the event of a stock split or stock dividend. The Series B Conversion Price is also subject to a weighted average price protection. The Company paid the placement agent retained in connection with the offering a commission of $344,000 and granted warrants to purchase 2,243,478 shares of Common Stock in connection with the offering.
The holders of Series B Preferred Stock will be entitled to receive, before any cash is paid out or set aside for any shares of the Company’s Common Stock (but on an equal basis with the Company’s Series A 8% Redeemable Convertible Preferred Stock) dividends at the annual rate of 8% of the Stated Value of the Preferred Shares, subject to adjustment for stock splits, etc. The dividends will be accruing and cumulative and will be paid upon the occurrence of a liquidation, deemed liquidation, dissolution or redemption if not previously declared and paid.
The Investor Warrants provide for the purchase of shares of Common Stock for five years at an exercise price of $0.29 per whole share. The Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price or by “cashless exercise” to the extent that a registration statement covering the shares of Common Stock underlying the Investor Warrants is not in effect following the one year anniversary of issuance. A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the Investor Warrants in cash, the holder will forfeit a number of shares underlying the Investor Warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive additional proceeds to the extent that Investor Warrants are exercised by cashless exercise.

The exercise price and number of shares of Common Stock issuable on exercise of the Investor Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. The Investor Warrants are also subject to a weighted average price protection for the term of the Investor Warrants. The Placement Agent Warrants are substantially identical to the terms of the Investor Warrants except that the Placement Agent Warrants have cashless exercise rights to the extent that a registration statement covering the shares of Common Stock underlying the Placement Agent Warrants is not in effect six months following the date of issuance.
We evaluated the Series B Preferred Stock issued and have recorded the intrinsic value of the embedded beneficial conversion feature of $226,936 as additional paid in capital. The embedded beneficial conversion feature was treated as a deemed dividend and, as such, has been recorded to retained earnings.
Furthermore, we have calculated the relative fair value of the warrants on their date of grant, which was determined to be approximately $873,498 and was recorded as additional paid-in capital. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 1.26%, no dividends, expected volatility of approximately 118.45%, which was calculated based on a combination of historical volatility and the history of comparable peer companies, and an expected warrant life of approximately 5 years.

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
Overview
Our operations currently consist of eight restaurants in the Boston area and Dallas Forth Worth, TX and Cleveland, OH; comprising four Company-owned restaurants and four franchise-owned locations. We have entered into a total of five area development agreements and three franchise agreements covering 61 franchise units in the following states: Florida, Texas, Ohio, Massachusetts and the Washington, DC area. Furthermore, two of the area development agreements are for non-traditional locations such as airports, colleges, travel plazas, and hospitals across the United States. The 61 units include four franchise locations currently open and operating, and requiring an additional 57 future UFood Grill outlets to be developed by franchisees. The Naples, FL location was closed on July 24, 2010. On July 17, 2010 the Cleveland Hopkins International Airport location was open.
We view ourselves primarily as a franchisor and continually review our restaurant ownership mix (our mix among Company-owned, franchised and joint venture) in an endeavor to deliver a pleasant customer experience and drive profitability. In most cases, franchising is the best way to achieve both goals. In our Company-owned stores, and in collaboration with our franchisees, we further develop and refine operating standards, marketing concepts and product and pricing strategies, so that we introduce system-wide only initiatives that we believe are most beneficial.
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
Critical Accounting Policies & Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the three and nine months ended September 26, 2010 and September 27, 2009 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

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
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $257,263 and $175,991 for the nine months ended September 26, 2010 and September 27, 2009, respectively, and is included in interest expense. The amortization expense recorded by the Company for the three months ended September 26, 2010 was $83,435 and $88,116 for the three months ended September 27, 2009.
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
The Company follows the accounting guidance of ASC No. 952-605-25 and 952-340-25, Franchisors. Franchisee deposits represent advances on initial franchise fees prior to the opening of the franchisee location. We recognize initial franchise fee revenue when all material services we are required to perform and all material conditions we are required to satisfy have been substantially completed, which is generally the opening of the franchised location. The Company defers direct costs related to franchise sales until the related revenue is recognized; however, the deferred costs shall not exceed anticipated revenue less estimated additional related costs. Such costs include training, facilities design, menu planning and marketing. Franchise royalty revenues are recognized in the same period the relevant franchisee sales occur.
Rent Expense
The Company recognizes rent expense on a straight-line basis over the reasonably assured lease term as defined in ASC No. 840-20, Leases. The reasonably assured lease term on most of the Company’s leases is the initial non-cancelable lease term, which generally equates to between 5 and 10 years. In addition, certain of the Company’s lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy. The Company includes any rent escalations and other rent holidays in its determination of straight-line rent expense. Therefore, rent expense for new locations is charged to expense upon the commencement date of the lease.
Earnings Per Share Data
Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC No. 260-10, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.
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
Stock-based compensation expense to employees recognized during the three months ended September 26, 2010 totaled approximately $599,364 for stock options. Stock-based compensation expense recognized during the nine months ended September 26, 2010 totaled approximately $853,083 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Revenues:
Store sales	91.1%	95.4%	92.7%	91.4%
Franchise royalties and fees	8.9	4.6	6.7	8.5
Other revenue	—	—	0.6	0.1

	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Food and paper costs	33.7%	31.8%	33.3%	32.4%
Cost of nutritional products	6.0	7.0	7.4	7.6
Labor	28.2	27.9	27.8	29.4
Occupancy	6.3	11.1	9.0	12.1
Other store operating expenses	16.3	16.1	17.8	16.2
General and administrative expenses	160.8	69.7	99.3	74.2
Advertising, marketing and promotion expenses	3.3	5.3	4.1	4.4
Depreciation and amortization	6.2	7.9	6.6	8.0
Loss on disposal of assets	2.0	1.2	0.7	2.0

Total costs and expenses	251.7	170.4	195.4	174.6

Operating loss	(151.7)	(70.4)	(95.4)	(74.6)

Other income (expense):
Interest income	0.1	0.5	0.1	0.4
Interest expense	(31.6)	(18.2)	(32.1)	(13.7)
Other income (expense)	(152.2)	(1.0	(58.9)	(8.2)

Other income (expense), net	(183.7)	(18.7)	(90.9)	(5.1)

Loss before income taxes	(335.5)	(89.1)	(186.3)	(79.7)
Income taxes	—	—	—	—

Net loss	(335.5)%	(89.1)%	(186.3)%	(79.7)%

(1)	Food and paper costs are shown as a percentage of food sales. Cost of nutritional products, labor, occupancy and other store operating expenses are shown as a percentage of total store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Three Months Ended		Nine Months Ended
	September 26,	September 27,	September 26,	September 27,
	2010	2009	2010	2009
Company-owned locations:
Locations at the beginning of the year	4	4	4	5
Locations opened	—	—	—	—
Locations closed (1)	—	—	—	(1)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	4	4	4	4

Franchise-owned locations:
Locations at the beginning of the year	4	5	4	5
Locations opened	1	—	2	3
Locations closed	(1)	(2)	(2)	(5)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	4	3	4	3

System-wide locations
Locations at the beginning of the year	8	9	8	10
Locations opened	1	—	2	3
Locations closed	(1)	(2)	(2)	(6)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	8	7	8	7

(1)	In February 1, 2008, the Company agreed to operate one franchise-owned location pursuant to the terms of a management services agreement. This store was closed on March 27, 2009.
Three Months Ended September 26, 2010 Compared to Three Months Ended September 27, 2009
General
For the three months ended September 26, 2010, our comparable store sales for Company owned stores decreased by 3.1%. Comparable store sales of Company-owned and franchisee-owned locations were adversely impacted by the economic downturn and as a result the slowdown in consumer spending. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Total revenues for the three months ended September 26, 2010 increased by $20,640, or 1.6% to $1,293,993 from $1,273,353 for the three months ended September 27, 2009. The increase in total revenues for the three months ended September 26, 2010 as compared to the prior year was primarily due to the increase in royalties and fees this year slightly offset by the decrease in sales of our Company-operated stores.

Sales at Company-operated stores for the three months ended September 26, 2010 decreased by $35,346, or 2.9% to $1,178,874 from $1,214,220 for the three months ended September 27, 2009. As a percentage of total sales revenues, sales at Company-operated stores decreased to 91.1% of the total revenues for the three months ended September 26, 2010 from 95.4% of the total revenues for the three months ended September 27, 2009. The decrease in sales at Company-operated stores for the three months ended September 26, 2010 was primarily due to the decline in enplanements at our Boston Logan International Airport location, resulting fewer passengers going through the terminal and less customers at this location.
During the three months ended September 26, 2010, franchise royalties and fees increased by $55,530, or 93.2% to $115,119 from $59,589 for the three months ended September 27, 2009. The increase was due to the franchisee fee for the opening of the Cleveland Hopkins Airport and more franchisee stores open in the system during the three months ended September 26, 2010 than the prior year.
Costs and Expenses
Food and paper costs for the three months ended September 26, 2010 increased by $12,358, or 3.6%, to $356,628 from $344,270 for the three months ended September 27, 2009. The increase was primarily attributable to heavy discounting of new menu items and bundles of some items in order to retain and lure customers with less disposable income as a result of the economic downturn the whole country has experienced. The increase in food and paper costs as a percentage of food sales was primarily attributable to the introduction of new menu items heavily discounted and the introduction of new bundle meals.
The cost of nutritional products for the three months ended September 26, 2010 decreased by $14,009, or 16.5%, to $70,787 from $84,796 for the three months ended September 27, 2009. As a percentage of store sales, the cost of nutritional products decreased to 6% of store sales for the three months ended September 26, 2010 from 7.0% of store sales for the three months ended September 27, 2009. The decrease in the cost of nutritional products as a percentage of total sales was primarily attributable to decrease in sales for that sector of our business.
Store labor expense for the three months ended September 26, 2010 decreased by $6,645, or 2.0%, to $332,455 from $339,100 for the three months ended September 27, 2009. The decrease in labor expense was primarily due to the lower sales during this period, resulting in less labor hours needed to service the lower sales levels. As a percentage of store sales, labor expense increased slightly to 28.2% of store sales for the three months ended September 26, 2010 from 27.9% of store sales for the three months ended September 27, 2009, again directly related to the decrease in sales.
Store occupancy costs for the three months ended September 26, 2010 decreased by $60,267, or 44.6%, to $74,847 from $135,114 for the three months ended September 27, 2009. The decrease in occupancy costs was primarily due to the amendment of the lease of one our locations to adjust the rent charge to 50% of the current rate with no increments for the remaining term of the lease; as a result of this amendment the Company booked an adjustment to the straight line rent of $39,000. Also, some rents are based on a percentage of sales and lower sales result in lower rent. As a percentage of store sales, occupancy costs decreased to 6.3% of store sales for the three months ended September 26, 2010 from 11.1% of store sales for the three months ended September 27, 2009 mainly due to the lease amendment explained above.
Other store operating expenses for the three months ended September 26, 2010 decreased by $2,993, or 1.5%, to $192,575 from $195,568 for the three months ended September 27, 2009. The decrease was largely due to lower cost for utilities than last year during the same period. As a percentage of store sales, other store operating expenses increased to 16.3% of store sales for the three months ended September 26, 2010 from 16.1% of store sales during the three months ended September 27, 2009.
General and administrative expenses for the three months ended September 26, 2010 increased by $1,193,811 or 134.5%, to $2,081,235 from $887,424 for the three months ended September 27, 2009. The increase in general and administrative expenses was primarily due to the service agreement for investor relations and public relations expenses executed during the three months ended September 26, 2010. Pursuant to this agreement the Company recorded an expense of $1,000,000 for the grant of 10,000 shares of “Series B’ preferred stock vested immediately. Also, the stock-based compensation had an increased of $510,802 due to amendment of the employment agreements of the Company’s chief executive officer and chief operating officer, where half of their non-qualified stock option grants vested at the execution of the agreement and half over a three period. These charges were offset by the decrease in legal, payroll and rent expenses. As a result of the foregoing, general and administrative expenses increased to 160.8% of total revenues during the three months ended September 26, 2010 from 69.7% of total revenues for the three months ended September 27, 2009.

Advertising, marketing and promotion expenses for the three months ended September 26, 2010 decreased by $25,242 or 37.2%, to $42,638 from $67,880 for the three months ended September 27, 2009. The decrease in advertising, marketing and promotion expenses was due to a decrease in expenses related to a TV campaign in the prior year. Advertising, marketing and promotion expenses for the three months ended September 26, 2010 and September 27, 2009 include $10,762 and $12,962, respectively, of non-cash, stock-based compensation expense attributable to the George Foreman Ventures Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses decreased to 3.3% of total revenues in the three months ended September 26, 2010 down from 5.3% of total revenues in the three months ended September 27, 2009.
Depreciation and amortization expense for the three months ended September 26, 2010 decreased by $20,258, or 20.1%, to $80,636 from $100,894 for the three months ended September 27, 2009. As a percentage of total revenues, depreciation and amortization expense decreased to 6.2% of total revenues for the three months ended September 26, 2010 up from 7.9% of total revenues for the three months ended September 27, 2009. The decrease was primarily due to some of our stores’ equipment fully depreciated and still in use.
Other income and expense for the three months ended September 26, 2010 increased by $2,138,998, to an expense of $2,377,523 from $238,525 for the three months ended September 27, 2009. The increase was principally attributable to the amortization of the debt discount and interest payment of the outstanding debentures and the fluctuation of the fair value of the warrants issued in connection with the private placement offering in 2007-2008. The fluctuation of the fair value of the warrants was driven by the change in volatility from the prior period. The volatility is now based on a blend of the Company’s volatility and publicly common stocks from peers. Previously, the Company’s history was not long enough to be considered in the determination the expected volatility.
The net loss for the three months ended September 26, 2010 increased by $3,205,852, to $4,341,113, from $1,135,261, for the three months ended September 27, 2009. Our net loss increased primarily due to the stock based compensation granted to vendors, Executives, Board of Directors and employees of the Company, included in general and administrative expenses and the fluctuation of the warrant price issued in connection with the 2007 Private placement memorandum. As a percentage of total revenues, our net loss increased to 335.5% of total revenues for the three months ended September 26, 2010 from 89.1% of total revenues for the three months ended September 27, 2009.
Nine Months Ended September 26, 2010 Compared to Nine Months Ended September 27, 2009
General
For the nine months ended September 26, 2010, our comparable store sales for Company owned stores decreased slightly by 0.3%. Comparable store sales of Company-owned locations were impacted by the decrease in terminal traffic and customers at the Terminal B in the Boston Logan Airport location, off set by the increase of comparable sales of other Company-owned stores in the system. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Our total revenues for the nine months ended September 26, 2010 decreased by $160,351, or 4.1%, to $3,719,211 from $3,879,562 for the nine months ended September 27, 2009. The decrease in total revenues was primarily due to fewer Company-operated stores and a decrease in franchise fees from new store openings.
Total store sales at Company-owned stores for the nine months ended September 26, 2010 decreased by $101,098, or 2.8%, to $3,447,118 from $3,548,216 for the nine months ended September 27, 2009. The decrease in sales at the Company-owned stores for the nine months ended September 26, 2010 was primarily due to the decrease in the number of Company-operated stores and a slight decrease in comparable sales for Company-operated stores. As a percentage of total revenues, sales at Company-owned stores increased to 92.7% of total revenues for the nine months ended September 26, 2010 from 91.4% of total revenues for the nine months ended September 27, 2009.

During the nine months ended September 26, 2010, franchise royalties and fees decreased by $79,312, or 24.1% to $249,795 from $329,107 for the nine months ended September 27, 2009 primarily due to lower revenue from franchise fees from new store openings and fewer stores operating in the system generating royalties.
Costs and Expenses
Food and paper costs for the nine months ended September 26, 2010 decreased by $663, or 0.1%, to $1,016,192 from $1,016,855 for the nine months ended September 27, 2009. As a percentage of food sales, food and paper costs increased to 33.3% of food sales during the nine months ended September 26, 2010 down from 32.4% of food sales during the nine months ended September 27, 2009. The increase in food and paper costs as a percentage of food sales was primarily attributable to the introduction of new menu items heavily discounted and discounted bundled items in order to appeal to customers with less disposable income and to maintain our market share in a very competitive environment.
The cost of nutritional products for the nine months ended September 26, 2010 decreased by $14,525, or 5.4%, to $255,140 from $269,665 for the nine months ended September 27, 2009. As a percentage of store sales, the cost of nutritional products decreased to 7.4% of store sales for the nine months ended September 26, 2010 down from 7.6% of store sales for the nine months ended September 27, 2009. The decrease in the cost of nutritional products as a percentage of store sales was primarily attributable to the increase of retail price of some key items, resulting in a better margin.
Store labor expense for the nine months ended September 26, 2010 decreased by $86,933, or 8.3%, to $957,840 from $1,044,773 for the nine months ended September 27, 2009. The decrease in labor expense was primarily attributable to a reduction in the number of Company-operated stores and lower labor rates in some Company-owned stores. As a percentage of store sales, labor expense decreased to 27.8% of store sales for the nine months ended September 26, 2010 down from 29.4 % of store sales for the nine months ended September 27, 2009. The decrease in the labor percentage of store sales is primarily due to the reduction of labor rates in some of our stores.
Store occupancy costs for the nine months ended September 26, 2010 decreased by $118,150, or 27.6%, to $309,571 from $427,721 for the nine months ended September 27, 2009. The decrease in store occupancy costs was primarily attributable to fewer Company-operated stores operating during this period of time compared to the prior year for the same period. Also, the lease amendment to reduce the rent for the remaining term of the lease of a Company-owned store and the adjustment of the straight line accrual of another location based on historical sales reduced store occupancy costs.
Other store operating expenses for the nine months ended September 26, 2010 increased by $37,852, or 6.6%, to $613,518 from $575,666 for the nine months ended September 27, 2009. The increase was primarily due to an increase of bank and credit card fees, utilities and maintenance expenses. As a percentage of store sales, other store operating expenses increased to 17.8% of store sales for the nine months ended September 26, 2010 from 16.2% of store sales for the nine months ended September 27, 2009.
General and administrative expenses for the nine months ended September 26, 2010 increased by $812,120, or 28.2%, to $3,691,616 from $2,879,496 for the nine months ended September 27, 2009. The increase in general and administrative expenses was primarily due to the increase of investor relations and public relations expenses and the stock-based compensation awarded to employees, offset by the decline in payroll, insurance, legal and rent expenses. The explanation for the main changes are:
•	The Company signed a service agreement for public and investor relations during the third quarter of 2010 for $1,000,000 in Series B preferred stock vested immediately.
•
During the nine months ended September 26, 2010, the Company recognized $853,083 of stock-based compensation expenses attributable to equity awards to employees, Executives and Directors of the Company compared to $392,253 for the nine months ended on September 27, 2009. The increase in stock based compensation was primarily due to the amendment of the employment agreements of the Company’s chief executive officer and chief operating officer awarding 3,250,000 and 1,205,673 non-qualified stock options respectively, for which half of the options vested at the execution of the agreements and the other half vest over a three year period for both executives. The fair value of the stock options granted during the nine months ended September 26, 2010 was calculated with the Black-Scholes model. A key aspect of the Black-Scholes model is volatility. The Company changed the expected volatility estimate to an index of the Company’s history combined with volatility of peer companies. The usage of the Company’s history of volatility had a significant impact.

•
The rent expenses reduction was as a result of moving the Corporate Offices to a smaller suite in the same building for about the third of the cost of the previous lease and an adjustment to the straight-line rent accrual due to the amendment of the office lease.

As a result of the foregoing, general and administrative expenses increased to 99.3% of total revenues during the nine months ended September 26, 2010 from 74.2% of total revenues for the nine months ended September 27, 2009.
Advertising, marketing and promotion expenses for the nine months ended September 26, 2010 decreased by $19,663, or 11.4%, to $152,972 from $172,635 for the nine months ended September 27, 2009. The decrease in advertising, marketing and promotion expenses was primarily due to a decrease in expenses related to a TV Campaign we conducted during 2009. Advertising, marketing and promotion expenses for the nine months ended September 26, 2010 and September 27, 2009 include $46,086 and $21,519, respectively, of non-cash, stock-based compensation expense attributable to the George Foreman Ventures Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses decreased to 4.1% of total revenues during the nine months ended September 26, 2010 from 4.4% of total revenues during the nine months ended September 27, 2009.
Depreciation and amortization expense for the nine months ended September 26, 2010 decreased by $64,994, or 21.0%, to $244,711 from $309,705 for the nine months ended September 27, 2009. As a percentage of total revenues, depreciation and amortization expense decreased to 6.6% of total revenues for the nine months ended September 26, 2010 down from 8.0% of total revenues for the nine months ended September 27, 2009. The decrease in depreciation and amortization expense is primarily due to fully depreciated equipment and still in use.
Other income and expense increased from an expense $199,449 for the nine months ended September 27, 2009 to an expense $3,379,490 for the nine months ended September 26, 2010. The increase of $3,180,041 was primarily due to an increase of $2,508,547 generated by the variance of the warrants’ fair value that were issued in conjunction the latest private placement. The fair value calculation of the warrants is updated market to market through the Black-Scholes model, where the expected volatility is one the assumptions; the Company used its own volatility history, resulting in a change in the volatility percentage to 119% from 40’s% in the prior period. Also, there was an increase of $659,645 for higher interest expense attributable to the amortization of the deferred financing costs and the beneficial conversion feature of the outstanding debentures. The Company recognized $1,192,473 of interest expense for the nine months ended September 26, 2010 compared to $532,828 for the nine months ended September 27, 2009. As a percentage of total revenues, other expenses increased to 90.9% of total revenues during the nine months ended September 26, 2010 from 5.1% of total revenues during the nine months ended September 27, 2009.
Our net loss for the nine months ended September 26, 2010 increased by $3,833,277, to $6,927,621, from $3,094,344, for the nine months ended September 27, 2009. Our net loss increased primarily due to the increase in general and administrative expenses and other income and expenses, which were mostly non-cash transactions such as stock-base compensation to vendors and employees, amortization of deferred financing and beneficial conversion feature of the outstanding debentures and revised warrant valuation. As a percentage of total revenues, our net loss increased to 186.3% of total revenues for the nine months ended September 26, 2010 from 79.7% of total revenues for the nine months ended September 27, 2009.
Liquidity and Capital Resources
Cash and cash equivalents and restricted cash at September 26, 2010 were $558,181 compared to $2,338,852 at December 27, 2009. Cash is primarily used to fund our (i) capital expenditures for new and remodeled Company-owned stores, (ii) acquisitions of franchisee-owned stores, (iii) working capital requirements and (iv) net operating losses. At September 26, 2010, restricted cash included $40,041 of cash secured by a letter of credit for our office lease.
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
At September 26, 2010, we had negative working capital of $401,770 compared to working capital of $1,194,017 at December 27, 2009. The decrease in working capital was primarily due to the funding of the operating losses.

We used $1,239,833 of cash to fund our operating activities in the nine months ended September 26, 2010 compared with $2,566,029 of cash used to fund our operating activities in nine months ended September 27, 2009. The decrease in net cash used to fund our operating activities was primarily due to a $543,000 less cash used to fund operating losses and the reduction in working capital requirements compared to the same period last year.
During the nine months ended September 26, 2010, we spent $70,700 for the acquisition of equipment compared with $102,304 spent for the acquisition of equipment during the nine months ended September 27, 2009.
During the nine months ended September 26, 2010, financing activities used $449,754 of cash, primarily due to the extinguishment of debt with TD bank, payment of capital leases and financing costs slightly offset by proceeds from warrant exercise. During the nine months ended provided September 27, 2009, financing activities provided $4,920,842 of cash proceeds received from the sale of Senior Secured Convertible Debentures described above and the release and usage of restricted cash partially offset by payments on long term debt.
Historically we have funded our operations, working capital requirements, acquisitions and capital expenditures with proceeds from the issuance of debt and equity securities. We believe that cash flow from operations and proceeds from the issuance of debt and equity securities will be sufficient to fund our operations and capital expenditures for the next twelve months.
Subsequent events
Debenture Conversion
On October 1, 2010, the Company consummated the extinguishment of approximately ninety-eight percent (98%) of its outstanding 8% Senior Secured Convertible Debentures in exchange for shares of the Company’s Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”). An aggregate principal amount of $5,692,500 of outstanding Debentures was extinguished in exchange for 56,925 shares of Series A Preferred Stock. The holders of Series A Preferred Stock will be entitled to receive, before any cash is paid out or set aside for any shares of the Company’s Common Stock (but on an equal basis with the Company’s Series B 8% Redeemable Convertible Preferred Stock) dividends at the annual rate of 8% of the Stated Value of the Preferred Shares, subject to adjustment for stock splits, etc. The dividends will be accruing and cumulative and will be paid upon the occurrence of a liquidation, deemed liquidation, dissolution or redemption if not previously declared and paid.
Effective immediately with respect to one-half of the shares of Series A Preferred Stock issued in connection with the Debenture Exchange, and effective January 1, 2011 with respect to the remaining shares of Series A Preferred Stock issued in connection with the Debenture Exchange, each holder of Series A Preferred Stock may convert his, her or its shares of Series A Preferred Stock into shares of Common Stock at a conversion price equal to $0.13. The number of shares of common stock into which the Series A Preferred Stock is convertible is subject to adjustment to prevent dilution in the event of a stock split or stock dividend. The Series A Conversion Price is also subject to a weighted average price protection. Effective January 1, 2011, the Company may, at its election, require the conversion of the Series A Preferred Stock to shares of Common Stock at the Series A Conversion Price if the closing price of the Common Stock for 10 consecutive trading days equals or exceeds 300% of the Series A Conversion Price and the average daily volume of the shares of Common Stock for the same period exceeds 250,000 shares.
Approximately $2,200,869 of the debt discount relating to the beneficial conversion option and the 2009 Warrants issued to the Debenture holders will be recorded to interest expense as a result of the extinguishment of the Debentures. Furthermore, the intrinsic value of the beneficial conversion feature at the date of extinguishment was calculated to be approximately $5,692,500 and, as such, we recorded a gain on extinguishment of debt for that amount.
We have evaluated the Series A Preferred Stock issued and have recorded the intrinsic value of the embedded beneficial conversion feature of $5,692,443 as additional paid in capital. The embedded beneficial conversion feature was treated as a deemed dividend and, as such, has been recorded to retained earnings.
In conjunction with the extinguishment of debt, the Company modified the exercise price of the 2009 Warrants. The exercise price was reduced from $0.14 to $0.09 per share of Common Stock. As such, we have calculated the fair value of the warrants on the date of the modification to be approximately $6,181,501 and recorded the increase in fair value of $4,616,401 as an addition to additional paid-in capital. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 1.26%, no dividends, expected volatility of approximately 118.45%, which was calculated based on a combination of historical volatility and the history of comparable peer companies, and an expected warrant life of approximately 5 years.

Private Placement
Also, on October 4 and October 29, 2010, the Company issued and sold 27,950 shares and 6,450 shares, respectively, of Series B 8% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at $100.00 per share for a total of $3,440,000. Effective January 1, 2011, each holder of the Series B Preferred Stock may convert his, her or its shares of Series B Preferred Stock into shares of Common Stock at a conversion price equal to $0.23. Each investor who participated in the Offering also received a warrant to purchase 100 shares of common stock of the Company, par value $0.001 per share, per share of Preferred Stock purchased. The number of shares of Common Stock into which the Series B Preferred Stock is convertible is subject to adjustment to prevent dilution in the event of a stock split or stock dividend. The Series B Conversion Price is also subject to a weighted average price protection. The Company paid the placement agent retained in connection with the offering a commission of $344,000 and granted warrants to purchase 2,243,478 shares of Common Stock in connection with the offering.
The holders of Series B Preferred Stock will be entitled to receive, before any cash is paid out or set aside for any shares of the Company’s Common Stock (but on an equal basis with the Company’s Series A 8% Redeemable Convertible Preferred Stock) dividends at the annual rate of 8% of the Stated Value of the Preferred Shares, subject to adjustment for stock splits, etc. The dividends will be accruing and cumulative and will be paid upon the occurrence of a liquidation, deemed liquidation, dissolution or redemption if not previously declared and paid.
The Investor Warrants provide for the purchase of shares of Common Stock for five years at an exercise price of $0.29 per whole share. The Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price or by “cashless exercise” to the extent that a registration statement covering the shares of Common Stock underlying the Investor Warrants is not in effect following the one year anniversary of issuance. A “cashless exercise” means that in lieu of paying the aggregate purchase price for the shares being purchased upon exercise of the Investor Warrants in cash, the holder will forfeit a number of shares underlying the Investor Warrants with a “fair market value” equal to such aggregate exercise price. The Company will not receive additional proceeds to the extent that Investor Warrants are exercised by cashless exercise.
The exercise price and number of shares of Common Stock issuable on exercise of the Investor Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. The Investor Warrants are also subject to a weighted average price protection for the term of the Investor Warrants. The Placement Agent Warrants are substantially identical to the terms of the Investor Warrants except that the Placement Agent Warrants have cashless exercise rights to the extent that a registration statement covering the shares of Common Stock underlying the Placement Agent Warrants is not in effect six months following the date of issuance.
We evaluated the Series B Preferred Stock issued and have recorded the intrinsic value of the embedded beneficial conversion feature of $226,936 as additional paid in capital. The embedded beneficial conversion feature was treated as a deemed dividend and, as such, has been recorded to retained earnings.
Furthermore, we have calculated the relative fair value of the warrants on their date of grant, which was determined to be approximately $873,498 and was recorded as additional paid-in capital. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 1.26%, no dividends, expected volatility of approximately 118.45%, which was calculated based on a combination of historical volatility and the history of comparable peer companies, and an expected warrant life of approximately 5 years.
We have included the pro forma consolidated balance sheet as of September 26, 2010 to demonstrate the financial impact of the events described above.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheet
as of September 26, 2010
Unaudited

	9/26/2010		9/26/2010
	As Reported	Adjustments	As Adjusted
Assets
Current assets
Cash and cash equivalents	518,140	3,096,000	3,614,140
Restricted cash	40,041		40,041
Accounts receivable	22,208		22,208
Inventories	145,110		145,110
Prepaid expenses and other current assets	31,807		31,807

	757,306	3,096,000	3,853,306

Equipment	984,368		984,368
Furniture & Fixtures	209,120		209,120
Leasehold Improvements	1,721,044		1,721,044
Website Design	27,050		27,050
Accum Depr	(1,781,907)		(1,781,907)

Property and equipment, net	1,159,675	—	1,159,675

Other assets
Deferred financing costs, net	570,491	(491,348)	79,143
Other assets	83,782		83,782
Goodwill	75,363		75,363

	729,636	(491,348)	238,288

Total assets	2,646,617	2,604,652	5,251,269

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of capital lease obligations	450,000		450,000
Notes Payable	38,792		38,792
Accounts payable	349,387		349,387
Franchisee deposits	111,421		111,421
Accrued Dividends	19,778		19,778
Accrued expenses and other current liabilities	189,698		189,698

	1,159,076	—	1,159,076

Long-term liabilities
Convertible Debenture	3,549,091	(3,491,631)	57,460
Warrant Liability	2,195,596		2,195,596
Other non current liabilities	95,480		95,480
Capital lease obligations	21,040		21,040

	5,861,207	(3,491,631)	2,369,576

Total liabilities	7,020,283	(3,491,631)	3,528,652

Stockholders’ equity
Preferred Stock	10	91	101
common stock	40,427		40,427
Additional paid-in capital	28,049,167	13,631,746	41,680,913
Accumulated deficit	(32,463,270)	(7,535,554)	(39,998,824)

	(4,373,666)	6,096,283	1,722,617

Total liabilities and stockholders’ equity	2,646,617	2,604,652	5,251,269

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
Effective July 1, 2010, the Company signed an amendment of the lease agreement for our administrative offices to move to a smaller suite within the same building, as a result of this amendment there is a significant decrease in Other long term liabilities and an adjustment to rent expenses for the straight line treatment of the monthly rent payments.
Also, we signed a lease amendment of our Landmark location in Boston, to reduce the basic rent to half of the current price with no increments for the remaining term of the lease; this amendment was effective September 1, 2010.
The following table sets forth information as of September 26, 2010, with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

		Less Than		1 Year to	4 Years to	More than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$3,999,091	$450,000	(1)	$3,549,091	$—	$—
Capital leases	59,833	38,792		21,041	—	—
Operating leases	2,239,573	198,953		935,274	912,970	192,376

(1)
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
Not applicable.
Item 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our CEO and CFO have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.
There have been no changes in the Company’s internal control over financial reporting during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
None
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.
Item 5. Other Information
None.

Item 6. Exhibits.

Exhibit No.	Description
10.4	Employment Agreement between UFood Restaurant Group, Inc., and George Naddaff

10.5	Amendment of the employment agreement between UFood Restaurant Group, Inc., and Charles A. Cocotas

10.6	Media Services Agreement dated as of June 29, 2010, between Summit Trading Limited and UFood Restaurant Group, Inc.

31.1 *	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002

31.2 *	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002

32.1 *	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002

32.2 *	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFOOD RESTAURANT GROUP, INC.
Date: November 11, 2010	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer (principal executive officer)

Date: November 11, 2010	By:	/s/ Irma Norton
Irma Norton
Chief Financial Officer (principal financial officer)