Form 10-K/A
period 2009-12-27
UFood Restaurant Group, Inc.
filed 2011-02-15
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
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
General and administrative expenses for the year ended December 27, 2009, decreased by $3,089,196, or 45.5%, to $3,696,425 from $6,785,620 for the year ended December 28, 2008. The decrease in general and administrative expenses for the year ended December 27, 2009, compared to the same period in the prior year is primarily due to reduction in personnel costs, investor and public relations, legal, training and travel expenses. The variance for each major category is as follows:

•
The personnel related costs decrease was $871,412 and is comprised of $358,245 of payroll expenses due to the reduction of corporate staff headcount, and $513,167 for stock base compensation, as a result of the immediate vesting of stock options granted to Officers and employees of the company during 2008. We decided to reduce our corporate staff due to the change in our store opening and development schedule.

•
Also, general and administrative expenses for the year ended December 27, 2009 include $82,819 of investor and public relations expenses in 2009 compared to $1,475,108 for the year ended December 28, 2008. The decline of $1,392,289 was primarily due to the fact that in May 2008, we commenced a corporate awareness campaign in the investment community. In connection with this campaign, we entered into service agreements with a number of investors’ relations and public relations firms, under which we issued shares and warrants for their services and some expenses were paid with cash.

•
The year-over-year decrease of legal expenses of $597,653 was primarily due to legal expenses incurred during 2008 to pay the settlement of a dispute with a former franchisee and the legal cost associated with the mechanic’s liens in connection with the build-out of premises, which the original contractor failed to pay the subcontractors.

•
The decrease in training and travel expenses was primarily due to a 2008 study of different markets across the country in order to develop site selection criteria and the understanding of the local market through the United States.

The general and administrative expenses as a percentage of total revenues, decreased to 67.8% of total revenues for the year ended December 27, 2009, from 116.5% of total revenues for the year ended December 28, 2008.
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
Senior Secured Convertible Debentures
On March 19, 2009, the Company sold 8% Senior Secured Convertible Debentures (the Debentures) to investors in the principal amount of $3,315,000 and issued warrants (the 2009 Warrants and, collectively with the Debentures, the Securities) to purchase 12,750,000 shares of our Common Stock to such investors in connection with first closing of our private placement of securities (the 2009 Offering). On April 20, 2009, the Company sold an additional $2,559,000 of Debentures in connection with the final closing of its private offering to accredited investors. The total gross proceeds of both closings are $5,874,000 of Debentures. Those Debentures are convertible into 45,184,615 shares of common stock of the Company, and are convertible at the rate of $0.13 per share, the potential common shares from the assumed conversion of the debentures and exercise of warrants related to this transaction were exclude from the calculation of diluted net loss per share for the year ended December 27, 2009 because their inclusion would have been anti-dilutive. The Debentures bear interest at a rate of 8% per annum, payable quarterly and are due three years from the date they are issued. In addition, each investor will receive 5-year detachable warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. Subject to certain conditions, the Company has the right to pay interest on the Debentures in either cash or shares of Common Stock, or in a combination of cash and Common Stock. After the one year anniversary of the first closing of the 2009 Offering, the Company has the right to redeem the Debentures at a 20% premium, subject to certain conditions. Subject to certain conditions, the Company has the right to force conversion of the Debentures into shares of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission covering all  shares of Common Stock issuable upon conversion of the Debentures and/or exercise of the 2009 Warrants.
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
In conjunction with the Debentures and the 2009 Warrants, the Company recorded a debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. For the twelve months ended December 27, 2009, the Company recorded interest expense of $310,201 in connection with the debt discount on the warrants and the beneficial conversion feature. Of the $3,130,200 in debt discount, $571,200 has an effective interest rate of 15.18%, and $2,559,000 has an effective interest rate of 82.97%. The Company has undergone additional financing in order to fund future working capital requirements.
The unamortized issuance costs of $ 750,915 associated with this Debentures, have been included in deferred financing costs in other assets, and which are being amortized over the life of the related debt. Amortization expense related to these costs was $266,176 for the year ended December 27, 2009, which is included in interest expense.
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
In conjunction with the Debentures and the 2009 Warrants, the Company recorded a debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. For the twelve months ended December 27, 2009, the Company recorded interest expense of $310,201 in connection with the debt discount on the warrants and the beneficial conversion feature. Of the $3,130,200 in debt discount, $571,200 has an effective interest rate of 15.18%, and $2,559,000 has an effective interest rate of 82.97%. The Company has undergone additional financing in order to fund future working capital requirements.
The unamortized issuance costs of $ 750,915 associated with this Debentures, have been included in deferred financing costs in other assets, and which are being amortized over the life of the related debt. Amortization expense related to these costs was $266,176 for the year ended December 27, 2009, which is included in interest expense.

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
Net deferred tax assets (liabilities) at December 27, 2009 and December 28, 2008 are as follows:

	2009	2008
Deferred Taxes	Federal	Federal
Net Fixed Assets	543,000	518,000
Net Intangible Assets	255,000	315,000
Deferred Revenues	54,000	238,000
Bad Debt Reserve	29,000	20,000
Deferred Rent	94,000	77,000
Option Expenses on NQ’s	279,000	256,000
Net Operating Loss Carryforwards	7,939,000	6,756,000
Other	8,000	12,000

Total	9,201,000	8,192,000

Deferred Taxes	State	State
Net Fixed Assets	100,000	96,000
Net Intangible Assets	47,000	58,000
Deferred Revenues	10,000	44,000
Bad Debt Reserve	5,000	4,000
Deferred Rent	17,000	14,000
Option Expenses on NQ’s	51,000	47,000
Net Operating Loss Carryforwards	1,437,000	1,230,000
Other	1,000	2,000

Total	1,668,000	1,495,000

Total Deferred Taxes	10,869,000	9,687,000
Valuation Allowance	(10,869,000)	(9,687,000)

Total Deferred Taxes	—	---

The components of income tax benefit (expense) are as follows:

	2009	2008
Federal
Deferred
Net operating loss carryforward	$1,183,000	$2,370,000
Other	(175,000)	899,000

	1,008,000	3,269,000

State
Deferred
Net operating loss carryforward	207,000	424,000
Other	(31,000)	166,000

	176,000	590,000

Tax benefit before adjustment to valuation allowance	1,184,000	3,859,000
Adjustment to valuation allowance	(1,184,000)	(3,859,000)

Net tax benefit	$—	$—

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
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of December 27, 2009, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to our material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company.  Internal control over financial reporting is defined as a process designed by, or under the supervision of, a Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

–	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

–	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company; and

–	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 27, 2009.  In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — An Integrated Framework (September 1992).  Because of the material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting, management concluded that, as of December 27, 2009, our internal controls over financial reporting were not effective.

Remediation Plans

Management, in coordination with the input, oversight and support of our Audit Committee, has contracted with a Consultant to assist us in our controls re-design and testing and remediation efforts. As a result of the testing of Internal Controls over Financial Reporting, the Company may determine additional material weaknesses. While we expect these remedial actions to be implemented as soon as possible, these actions will not be in place to help us certify that any material weaknesses have been fully remediated as of the end of calendar year 2010. We will continue to develop our remediation plans and implement additional measures into calendar year 2011. Management will actively address operational and internal control remediation efforts. Management will report quarterly to our Audit Committee on the status of the remediation efforts.

If the remedial measures described above are insufficient to address any of the identified material weaknesses or are not implemented effectively, or additional deficiencies arise in the future, material misstatements in our interim or annual financial statements may occur in the future. We are currently working to improve and simplify our internal processes and implement enhanced controls, as discussed above, to address the material weaknesses in our internal control over financial reporting and to remedy the ineffectiveness of our disclosure controls and procedures.

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

UFOOD RESTAURANT GROUP, INC.
Date: February 14, 2011	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Naddaff
George Naddaff	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 14, 2011

/s/ Charles A. Cocotas
Charles A. Cocotas	President and Chief Operating Officer, Director	February 14, 2011

/s/ Irma Norton
Irma Norton	Chief Financial Officer (Principal Financial Officer)	February 14, 2011
/s/ Mark Giresi
Mark Giresi	Director	February 14, 2011

/s/ Robert Grayson
Robert Grayson	Director	February 14, 2011

Keith Mueller	Director	February 14, 2011

Rick Golden	Director	February 14, 2011

21	Subsidiaries of the Registrant*

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*