Form 10-K
period 2011-01-02
UFood Restaurant Group, Inc.
filed 2011-03-21
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 2, 2011

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
Common stock, $.001 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☑ No ☐
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site if any, every interactive data required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,176,259 based on the last sale price of the common stock as of June 27, 2010. Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 40,532,747 shares of our Common Stock issued and outstanding as March 2, 2011.
Part III of this Annual Report incorporates by reference certain information from the registrant’s definitive proxy statement for the 2011 annual meeting of shareholders, which the registrant will file pursuant to Regulation 14A with the Securities and Exchange Commission not later than 120 days after the close of the registrant’s fiscal year ended January 2, 2011.

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
We were incorporated in the State of Nevada on February 8, 2006, as Axxent Media Corporation. Prior to December 18, 2007, we were a development stage company. On August 8, 2007, we changed our name to UFood Franchise Company, and on September 25, 2007, we changed our name to UFood Restaurant Group, Inc.
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
Our operations currently consist of eight restaurants in the Boston area and Dallas Forth Worth, TX and Cleveland, OH; comprising four Company-owned restaurants and four franchise-owned locations. We have entered into a total of four area development agreements and three franchise agreements covering 57 franchise units in the following states: Texas, Ohio, Massachusetts, Florida and the Washington, DC area. Furthermore, two of the area development agreements are for non-traditional locations such as airports, colleges, travel plazas, and hospitals across the United States. The 57 units include four franchise locations currently open and operating, and requiring an additional 53 future UFood Grill outlets to be developed by franchisees. The Naples, FL location was closed on July 24, 2010. On July 17, 2010 the Cleveland Hopkins International Airport location was open.
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
Our headquarters are located at 255 Washington Street, Suite 150, Newton, Massachusetts 02458. Our telephone number is (617) 787-6000.
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
We believe the UFood concept has significant growth potential, which we hope to realize through a combination of company and franchisee efforts. Franchising will be a key component of our success. There are currently a total of eight UFood Grill restaurant locations open. Four of the locations are in the greater Boston area, with one location in Cleveland, Ohio, and two locations in the area of the Dallas/Ft. Worth Texas.
Industry Background
The United States restaurant industry is benefitting from a long-term trend of consumers eating out more frequently. According to the National Restaurant Association, the restaurant industry’s share of consumer food expenditures has increased from 25% in 1955 to 49% in 2009, and restaurant sales are expected to reach $604 billion in 2011, an increase of 2.5% over 2010 sales. The leading factors contributing to the recent growth have been the growing population, the trend toward busier lifestyles, greater spending on dining and entertainment activities and the increased availability of high-quality dining options.
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
However, the increase in eating out has also contributed to a general deterioration in the health of Americans. Today, obesity has reached epidemic proportions in the United States. According to the Centers for Disease Control and Prevention (CDC), approximately 34% of American adults aged 20 and over, or 72 million people, met the criterion for obesity in 2007-2008. In 2009, only Colorado and the District of Columbia had a prevalence of obesity less than 20%. In addition, a CDC study indicates that in the past 30 years, the occurrence of obesity in children has doubled, and it is now estimated that one in five children in the United States is overweight. According to published studies, obese children are more likely to be obese as adults, which leads to an increased risk for a number of diseases including stroke, cardiovascular disease, hypertension, diabetes and some cancers. Obesity also contributes to additional negative health consequences, including Type 2 Diabetes, high total and LDL (bad) cholesterol and triglyceride levels in the blood, low HDL (good) cholesterol levels in the blood, sleep apnea and inflammation of the liver. Poor food choices, such as diets high in calories (including fats and simple sugars) and lower in fruits and vegetables are linked with being overweight.

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
Outside of the Boston area, we plan to award only multi-unit territories to sophisticated, experienced owner-operators. These operators will sign area development agreements wherein they will obtain an exclusive territory in which to build UFood outlets. Upon signing these agreements, the operators will pay an upfront fee for the rights to their territory, and they will then be bound to a timeline over which they must open the units. Currently we have four area developers who have committed to building and operating 57 franchise locations (including 4 locations currently open and operating) in four areas:
•	Dallas-Fort Worth International Airport and Parkland Hospital in Dallas, Texas.
•	Florida
•	Cleveland, Ohio
•	Washington, D.C.
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

We have developed two prototype stores that we believe are suitable to differing site and demographic conditions: 1) 1,200 — 2,200 sq. feet units (currently four stores); and 2) 800 — 1,000 sq. feet units that are kiosks in airports, bus and train stations, hospitals and other high-traffic locations (currently three store). We cannot currently estimate the proportion of our planned future locations that will fall in each of these categories
Franchise Operations
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
The Area Development Agreement is similar to the Franchise Agreement in its terms. In order for an area developer to acquire the rights to a territory, the developer must pay one-half of the franchise fee up front for each unit that developer agrees to build in the territory. In some agreements, UFood has deferred the payment of the upfront fee, so that the developer pays up-front fees for the first few stores upon the execution of the agreement and fees for the stores opening in phase 2 of the build-out at a later date. UFood estimates that it costs between $400,000 and $650,000 to open one of its outlets.
To ensure that the UFood concept is consistent across all geographic areas, we have fully built out the corporate support system for franchisees. New franchisees get assistance on all levels, including build-out specifications, operational guidance, and menu and recipes. We also provide a three week training program for each of our new franchisees and employees prior to new store openings.
Suppliers
We strive to obtain consistent high-quality ingredients at competitive prices from reliable sources. To obtain operating efficiencies and to provide fresh ingredients for our food products while obtaining the lowest possible ingredient prices for the required quality, we purchase over 70% of our restaurant supplies from a single supplier, Sysco, Inc. The balance of our restaurant supplies come from local vegetable and bread suppliers. Most food, produce and other products are shipped from Sysco’s distribution facility directly to our restaurant locations two to three times per week. We do not maintain a central food product warehouse or commissary. We do not have any long-term contracts with our food suppliers. In the past, we have not experienced delays in receiving our food and beverage inventories, restaurant supplies or equipment.
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
The following is a list of restaurants that position themselves as healthier and compete in the quick-serve environment, mostly on a local level. The largest chain has thirty three stores.
•	Better Burger (New York City)
•	Energy Kitchen (New York City)
•	The Pump (New York City)
•	The Muscle Maker (New Jersey)
•	Topz (California)
•	Evo’s (California, Florida, Nevada, North Carolina)
•	b. good (Boston)
•	Soma Grill (Arizona)
•	Healthy Bites (Florida)
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
Employees
As of January 2, 2011, we employed approximately 32 full-time associates (defined as associates who average 32 hours or more per week), of whom 11 were employed in general or administrative functions, principally at our headquarters in Newton, Massachusetts, and approximately 21 were employed in our four Company-operated restaurant locations in the Boston area as managers and associates. UFood does not have any collective bargaining agreements with its employees and considers its employee relations to be good. UFood places a priority on staffing its restaurant and store operations with skilled associates and invests in training programs to ensure the quality of its operations.
Trademarks
We have registered the following trademarks with the United States Patents and Trademarks Office: “Unfries”, “UFood Grill”, “Proccino,” “KnowFat! Lifestyle Grille,” “KnowFat,” “Prolatta,” “UBerry,” “Ubowls,” “Smuuthies,” and “LoFat KnowFat”. We believe that our trademarks and other proprietary rights have significant value and are important to the marketing of our restaurant concept.

Seasonality
While our business is not significantly seasonal, revenues in the first two quarters of the calendar year are slightly higher than the last two quarters of the year.
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
We have incurred annual operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. At this time, our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended January 2, 2011, we had revenue of $4,942,939 and incurred an operating loss of $8,189,022. For the fiscal year ended December 27, 2009, we had revenue of $5,450,836 and incurred an operating loss of $3,957,351. Our total accumulated deficit through January 2, 2011, was $39,723,837.

As a result of our brief operating history, revenue is difficult to predict with certainty. Current and projected expense levels are based largely on estimates of future revenue. We expect expenses to increase in the future as we expand our sales, marketing and administrative activities and incur the expenses of being a public company. As a result, we expect to incur additional losses for at least the next 18 months. We cannot assure you that we will be profitable in the future or generate future revenues. Accordingly, the extent of our future losses and the time required to achieve profitability, if ever, is uncertain. Failure to achieve profitability could materially and adversely affect the value of our Company and our ability to affect additional financings. The success of the business depends on our ability to increase revenues to offset expenses. If our revenues fall short of projections, our business, financial condition and operating results will be materially adversely affected. If we are unable to generate positive cash flow from our Company-owned restaurants or if the market price of our common stock declines, we may be required to recognize an impairment loss with respect to the assets of our Company-owned restaurants or our goodwill.
There are risks inherent in expansion of operations, including our ability to sell franchises, generate profits from new restaurants, find suitable sites and develop and construct stores in a timely and cost-effective way.
We cannot project with certainty, nor do we make any representations regarding, the number of franchises we will be able to sell or the number of new restaurants we and our franchisees will open in accordance with our present plans and within the timeline or the budgets that we currently project. While our business plan focuses primarily on the sale of franchises rather than building and operating additional Company-owned stores, sales at Company-owned stores represented over 91.4% of our total revenues for the year ended January 2, 2011. Our failure to sell the projected number of franchises would adversely affect our ability to execute our business plan by, among other things, reducing our revenues and profits and preventing us from realizing our strategy of being the first major franchiser of retail outlets offering a combination of food service featuring low-fat, low-carbohydrate and low-calorie food items, selected beverages to the general public. Furthermore, we cannot assure you that our new restaurants will generate revenues or profit margins consistent with those currently operated by us and our franchisees or that our restaurants will be operated profitably.
During the year ended January 2, 2011, our store operations business segment generated revenue of $4,518,308 and an operating profit of $142,762. During the year ended December 27, 2009, our store operations business segment generated revenue of $4,632,651 and an operating loss of $13,056.
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
Because royalties from franchisees’ sales are a principal component of our revenue base, our success is dependent upon our ability to attract highly qualified franchisees and the ability of our franchisees to promote and capitalize upon UFood’s concept. Our franchisees generally depend upon financing from banks and other financial institutions to finance the cost of opening a new restaurant. If franchisees cannot obtain reasonable financing and restaurants do not open, our royalties from those restaurants will not exist. Even if we are successful in selling franchise units, the contemplated expansion may entail difficulty in maintaining quality standards, operating controls and communications, and in attracting qualified restaurant operators. Locations for units will be based on theoretical projections of market demand with no assurance that such locations will prove successful. As a result, franchise units may not attain desired levels of revenues or may attain them more slowly than projected, and this would adversely affect our results of operations. Since we are dependent on franchisee royalties, we are also at risk for the non-performance by our franchisees of their payment and other obligations under our franchise agreements. For example, in May 2008, we terminated a 2005 franchise agreement with our franchisee operator in Dade and Broward Counties, Florida, covering 24 unopened franchise locations because the franchisee did not meet the opening timeline specified in the agreement, and we have reclaimed the franchise territory. In 2007, two agreements covering two operating and four unopened locations were terminated after the stores ceased operations. Two other agreements covering twelve unopened locations were also terminated when the area developers did not meet the opening timeline set forth in their agreements. In 2009, we terminated three Area Development Agreements that included the following states Colorado, Utah, Montana, Wyoming, Idaho, Illinois, and the Houston, TX area. Also, during 2009 we terminated two franchise agreements for stores in DesMoines, IA and Burlington, MA. During 2010, we terminated two Area Development Agreements for the territories covering San Jose, CA and Naples, FL. Similar defaults or failures by other franchisees could materially adversely affect our growth plans and our business, financial condition and operating results.
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
For the twelve months ended January 2, 2011, comparable store sales for our Company-owned stores decreased by 2.4%. We believe higher gasoline prices, inflationary pressures on groceries and utilities, increased unemployment, home foreclosures and tightening credit conditions have all reduced consumer discretionary spending which in turn has adversely impacted our revenues and may continue to do so.

Increases in costs, including food, labor and energy prices, will adversely affect our results of operations.
Our profitability is dependent on our ability to anticipate and react to changes in our operating costs, including food, labor, occupancy (including utilities and energy), insurance and supplies costs. Various factors beyond our control, including climatic changes and government regulations, may affect food costs. Specifically, our dependence on frequent, timely deliveries of fresh meat and produce subject us to the risks of possible shortages or interruptions in supply caused by adverse weather or other conditions which could adversely affect the availability and cost of any such items. In the past, we have been able to recover some of our higher operating costs through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. The recent volatility in certain commodity markets, such as those for energy, grains and dairy products, which have experienced significant increases in prices, may have an adverse effect on us in the fiscal 2011 and beyond and may cause franchisees in our industry to delay construction of new restaurants and/or cause potential new franchisees to reconsider entering into franchise agreements. The extent of the impact may depend on our ability to increase our menu prices and the timing thereof.
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

If we fail to open stores as quickly as planned or if new stores do not perform as planned, our business and future prospects could be harmed. In addition, a decrease in store sales could cause operating results to vary adversely from expectations.
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
As of January 2, 2011, we expect we will need to raise additional capital to fund our operating plan. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity, Funding and Capital Resources” below. Additional capital may not be available on reasonable terms or at all. Our income from operations is unlikely to be sufficient to fund our business plan. We may need to raise additional funds through borrowings or public or private debt or equity financings to meet various objectives including, but not limited to:
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
We have reported a material weakness in our internal control over financial reporting as of January 2, 2011. If we fail to maintain an effective system of internal controls, including internal controls over financial reporting, we may not be able to accurately report our financial results or detect fraud. Consequently, investors could lose confidence in our financial reporting and this may decrease the trading price of our stock.
Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we are required to furnish a report by management on our internal controls over financial reporting. Such report contains, among other matters, an assessment of the effectiveness of our internal control over financial reporting. Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 2, 2011, resulted in a determination that we had a material weakness related to our inability to perform sufficient testing of internal controls over financial reporting.
We must maintain effective internal controls to provide reliable financial reports on a timely basis and detect fraud. We have been assessing our internal controls to identify areas that need improvement. During 2011, we plan to implement changes to internal controls to improve segregation of duties, but have not yet completed implementing these changes. Failure to implement these changes to our internal controls or any others that we identify as necessary to maintain an effective system of internal controls could harm our operating results and cause investors to lose confidence in our reported financial information. Any such loss of confidence would have a negative effect on the trading price of our stock.

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
Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As stated above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our articles of incorporation. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of January 2, 2011, there were 40,487,293 shares of common stock outstanding, 65,597,193 shares of common stock subject to outstanding options and warrants and 96,325 shares of preferred stock. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded on the OTC Bulletin Board or other then-applicable over-the-counter quotation system or exchange.

Item 2.	Properties
Our corporate headquarters, consisting of approximately 3,800 square feet, are located in Newton, Massachusetts. We occupy our headquarters under a lease that expires in 2014, with an option to extend the lease for an additional seven years. We lease each of our restaurant facilities. Our leases expire on various dates through December 2016. The leases require us to pay our share of the operating expenses of the leased properties, including taxes, utilities and insurance.
At January 2, 2011, future minimum payments under non-cancelable leases are as follows:

2011	$466,000
2012	470,000
2013	473,000
2014	440,000
2015	157,000
Thereafter	36,000

$2,042,000

Item 3.	Legal Proceedings
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
Our common stock is quoted on the OTC Bulletin Board under the symbol “UFFC.OB.” As of March 15, 2011, there were 40,532,747 shares of our common stock issued and outstanding and 65,597,193 shares issuable upon exercise of outstanding stock options and warrants. On that date, there were approximately 387 holders of record of shares of our common stock.
Prior to the merger on December 18, 2007, there was a limited sales history for our common stock, because it had never been actively traded. As of March 15, 2011, the last reported sale price of our shares on the OTC Bulletin Board was $0.19. For the periods indicated, the following table sets forth the range of high and low bid quotations for our common stock, as reported by Nasdaq in the Info Quotes section of its web site located at www.nasdaq.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
The fiscal year ended

	January 2, 2011		December 27, 2009
	High	Low	High	Low
First Quarter	$0.21	$0.06	$0.36	$0.10
Second Quarter	$0.50	$0.16	$0.28	$0.17
Third Quarter	$0.39	$0.18	$0.20	$0.09
Fourth Quarter	$0.35	$0.18	$0.14	$0.07
Dividends
We do not intend to pay cash dividends on our common stock for the foreseeable future, but currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends, if any, on the common stock will rest solely within the discretion of our Board of Directors and will depend, among other things, upon our earnings, capital requirements, financial condition, and other relevant factors. We are a holding company with no material assets and therefore are dependent on our operating subsidiaries to make distributions to us in order to have cash with which to pay dividends. We currently expect that the earnings and cash flow of our subsidiaries will primarily be retained and used by them in their operations, including servicing any debt obligations they may have now or in the future. We are a holding company that depends on cash flow from our subsidiaries to meet our obligations and pay dividends.
Securities Authorized for Issuance under Equity Compensation Plans
The Company has two share-based, shareholder-approved equity compensation plans, the 2004 Stock Option Plan (2004 Plan) and the 2007 Equity Incentive Plan (2007 Plan). Descriptions of these plans, and certain information regarding options issued thereunder, are presented in Note 8, Stock-Based Compensation, of Notes to Consolidated Financial Statements ended January 2, 2011 and December 27, 2009

As of the end of fiscal year 2010, we had the following securities authorized for issuance under our equity compensation plans:

Number of securities
	Number of			remaining available for
	securities to be			future issuance under
	issued upon		Weighted-average	equity compensation
	exercise of		exercise price of	plans (excluding
	outstanding		outstanding options,	securities reflected in
Plan Category	options		warrants and rights	column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,917,747	(2)	$0.19	3,115,010	(3)

Equity compensation plans not approved by security holders	8,728,673	(1)	$0.19	0

Total	14,646,420		$0.19	3,115,010

(1)
On June 30th, 2010 the Board of Directors approved the grant of options to purchase 7,683,673 shares of common stock shown in the table. These options were not granted pursuant to a compensation plan, but instead represent non-qualified stock options granted to Directors, Officers, and employees. The options granted have various vesting schedules at an exercise price of $0.19 per share.

(2)
On April 1, 2010, the Board of Directors approved the grant of 2,070,000 options to acquire shares of the Company’s common stock under the Company’s 2007 Equity Incentive Plan to officers and employees, fully vested at an exercise price of $0.16 per share.

(3)	On July 1st, 2010, the shareholders approved the increment of 3,000,000 stock options available under our 2007 Stock Option Plan for a total of 9,000,000 stock options in that Plan.

Item 6.	Selected Financial Data
N/A

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Overview
Our operations currently consist of eight restaurants in the Boston area and Dallas Forth Worth, TX and Cleveland, OH; comprising four Company-owned restaurants and four franchise-owned locations. We have entered into a total of four area development agreements and three franchise agreements covering 57 franchise units in the following states: Texas, Ohio, Massachusetts, Florida and the Washington, DC area. Furthermore, two of the area development agreements are for non-traditional locations such as airports, colleges, travel plazas, and hospitals across the United States. The 57 units include four franchise locations currently open and operating, and requiring an additional 53 future UFood Grill outlets to be developed by franchisees. The Naples, FL location was closed on July 24, 2010. On July 17, 2010 the Cleveland Hopkins International Airport location was open.

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
Critical Accounting Policies & Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the fiscal years ended January 2, 2011 and December 27, 2009 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
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
As of the first day of the fourth quarter of the year ended January 2, 2011 according to our policy we have tested the carrying value of the Goodwill attributable to our store operations and no impairment was necessary. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs were $750,155 and $266,176 for the years ended January 2, 2011 and December 27, 2009, respectively, and is included in interest expense.
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
Stock-based compensation expense recognized during the fiscal year ended January 2, 2011 totaled approximately $1,055,569 for stock options. Stock-based compensation expense recognized during the fiscal year ended December 27, 2009 totaled approximately $483,625 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying consolidated statements of operations.
Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Year Ended
	January 2,	December 27,
	2011	2009
Revenues:
Store sales	91.4%	85.0%
Franchise royalties and fees	6.3	7.9
Other revenue	2.3	7.1

	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Food and paper cost	33.3%	32.6%
Cost of goods sold	7.3	7.4
Labor	28.4	29.2
Occupancy	8.8	12.0
Other store operating expenses	18.0	16.8

	Year Ended
	January 2,	December 27,
	2011	2009
General and administrative expenses	83.5	67.8
Advertising, marketing and promotion expenses	4.7	4.0
Depreciation and amortization	6.6	7.5
Loss on disposal of assets, Impairment of Goodwill and Long-lived assets	0.5	4.1

Total costs and expenses	179.5	163.6

Operating loss	(79.5)	(63.6)

Other income (expense):
Interest income	0.1	0.4
Interest expense	(78.8)	(17.5)
Other expense, net	(7.5)	8.1

Other income (expense), net	(86.2)	(9.0)

Loss before income taxes	(165.7)	(72.6)
Income taxes	—	—

Net loss	(165.7%)	(72.6%)

(1)	Food and paper costs are shown as a percentage of food sales. The cost of nutritional products, labor, occupancy and other store operating expenses are shown as a percentage of total store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Year Ended
	January 2,	December 27,
	2011	2009
Company-owned locations:

Locations at the beginning of the year	4	4
Locations opened	—	—
Locations closed	—	—
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the year	4	4

Franchise-operated locations:
Locations at the beginning of the year	4	6
Locations opened	2	4
Locations closed	(2)	(6)
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the year	4	4

System-wide locations
Locations at the beginning of the year	8	10
Locations opened	2	4
Locations closed	(2)	(6)
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the year	8	8

Fiscal year 2010 compared to 2009
Our fiscal year ends on the Sunday nearest to December 31 of each year. As a result, every five or six years our fiscal year contains 53 calendar weeks. The fiscal year 2010 contained 53 weeks, whereas the fiscal year 2009 contained 52 weeks. While certain expenses increased in direct relationship to additional revenue from the 53rd week, other costs (for example, depreciation and other fixed costs) are recorded on a calendar month basis. Therefore, the impact of the additional week is not necessarily indicative of a typical relationship of expenses to revenues measured over a longer period of comparison, such as a fiscal month or a fiscal quarter. We estimate that the extra week of operations generated incremental revenue of approximately $67,117 and incremental expenses of approximately $47,907 in fiscal year 2010.
General
For the twelve months ended January 2, 2011, our comparable store sales for Company-owned stores decreased by 2.4%. All of the comparable store locations are located in the greater Boston area. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Franchisee-owned stores which we acquire are included in comparable store sales once they have been open for the entire period of comparison. Comparable store sales exclude closed locations.

Results of Operations
Revenues
Our total revenues for the year ended January 2, 2011 decreased by $507,897, or 9.3%, to $4,942,939 from $5,450,836 for the year ended December 27, 2009. The decrease in total revenues for the year ended January 2, 2011, as compared to the prior year was primarily due to the recognition during the year ended December 27, 2009 of franchise deposits as revenue for the cancellation of several franchise agreements with no material obligations to be satisfied by the Company; and the decrease of Company-owned stores revenue as well as a reduction of royalty revenue due to fewer franchised stores operating.
Total store sales at Company-owned stores for the year ended January 2, 2011 decreased by $114,343, or 2.5%, to $4,518,308 from $4,632,651, for the year ended December 27, 2009. As a percentage of total revenues, sales at Company-owned stores increased to 91.4% of total revenues for the year ended January 2, 2011 from 85.0% of total revenues for the year ended December 27, 2009. The decrease in sales at Company-owned stores for the year ended January 2, 2011 was primarily due the decrease in same store sales and the closing of a company-operated store during 2009.
During the year ended January 2, 2011, franchise royalties and fees decreased by $116,948, or 27.2% to $312,589 from $429,537 for the year ended December 27, 2009 primarily due to a decrease in franchise fees and royalties as a result of less franchised stores in the system. The Company recognized $70,000 of revenue from initial franchise fees during the year ended January 2, 2011 compared with $157,500 for the year ended December 27, 2009.
The other revenue for the year ended January 2, 2011 decrease by $276,606, or 71.2% to $112,042 from $388,648 for the year ended December 27, 2009 primarily attributable to the cancellation of several franchise agreements during 2009, resulting in the recognition of revenues for the franchise deposits since the Company didn’t have any material obligations going forward.
Our operations currently consist of eight restaurants in the Boston area and Dallas Forth Worth, TX and Cleveland, OH; comprising four Company-owned restaurants and four franchise-owned locations. We have entered into a total of four area development agreements and three franchise agreements covering 57 franchise units in the following states: Texas, Ohio, Massachusetts, Florida and the Washington, DC area. Furthermore, two of the area development agreements are for non-traditional locations such as airports, colleges, travel plazas, and hospitals across the United States. The 57 units include four franchise locations currently open and operating, and requiring an additional 53 future UFood Grill outlets to be developed by franchisees. The Naples, FL location was closed on July 24, 2010. On July 17, 2010 the Cleveland Hopkins International Airport location was open.
During the year ended January 2, 2011, we terminated the area development agreements for San Jose, California and Naples, Florida. Our standard franchise and area development agreements require franchisees and area developers to develop a specified number of stores on or before specific dates. If a franchisee or area developer fails to develop stores on schedule, we have the right to terminate the agreement, retain up-front franchise fees and develop Company-owned locations or develop locations through new area developers in that market. We may exercise one or more alternative remedies to address defaults by area developers and franchisees of the terms of their franchise agreements including the failure to open locations on time and non-compliance with our operating and brand requirements and other covenants under the franchise agreement.

Costs and Expenses
Cost of food and paper products for the year ended January 2, 2011, decreased by $3,937, or 0.3%, to $1,332,303 from $1,336,240 for the year ended December 27, 2009. The decrease in food and paper cost was primarily due to the decrease in Company-owned stores revenue. As a percentage of store sales, food and paper cost increased to 33.3% of store sales for the year ended January 2, 2011, from 32.6% of store sales for the year ended December 27, 2009. The increase in food and paper cost as a percentage of store sales was primarily due to the introduction of bundle items with promotional pricing in order to attract new customers and to increase the frequency of store visits. The cost of goods sold for the year ended January 2, 2011, decreased by $15,669, or 4.6% to $328,550 from $344,219 for the year ended December 27, 2009. The decrease in cost of goods sold was primarily due to the decrease of same store sales of nutritional products. As a percentage of the retail-nutritional products sales, the cost of goods sold decreased to 64.2% of store retail sales for the year ended January 2, 2011, from 65.1% of store retail sales for the year ended December 27, 2009.
Labor expense for the year ended January 2, 2011, decreased by $69,350, or 5.1%, to $1,284,751 from $1,354,101, for the year ended December 27, 2009. The decrease in labor expense was primarily attributable to decrease of man hours and new store managers at entry salary levels. As a percentage of store sales, labor expense decreased to 28.4% of store sales for the year ended January 2, 2011, from 29.2% of store sales for the year ended December 27, 2009. The decrease in labor expense as a percentage of store sales for the year ended January 2, 2011, was primarily due to the reduction of man hours at the stores and new store managers with a an salary at an entry level.
Occupancy costs for the year ended January 2, 2011, decreased by $156,979, or 28.3%, to $397,944 from $554,923 for the year ended December 27, 2009. The decrease in occupancy costs was primarily attributable to the lease amendment of one of our locations adjusting the rent charge to 50% of the current rate with no increments for the remaining term of the lease; as a result of this amendment the Company booked an adjustment to the straight line rent of $39,000. Also, some rents are based on a percentage of sales and lower sales result in lower rent. In addition, our Common Area Maintenance charges were lower than the year ended December 27, 2009. As a percentage of store sales, occupancy costs decreased to 8.8% of store sales for the year ended January 2, 2011, from 12.0% of store sales for the year ended December 27, 2009.
Other store operating expenses for the year ended January 2, 2011, increased by $36,178, or 4.6%, to $814,333 from $778,155 for the year ended December 27, 2009. The increase in other store operating expenses was primarily due to maintenance and repairs expenses as well as credit card fees. As a percentage of store sales, other store operating expenses increased to 18.0% of store sales during the year ended January 2, 2011, from 16.8% of store sales during the year ended December 27, 2009.
General and administrative expenses for the year ended January 2, 2011, increased by $432,857, or 11.7%, to $4,129,282 from $3,696,425 for the year ended December 27, 2009. The increase in general and administrative expenses for the year ended January 2, 2011, compared to the same period in the prior year is primarily due to higher non-cash stock based compensation for officers, directors, employees and vendors related to the investor relations and marketing, partially offset by, reduction in personnel cash costs, consulting expenses, insurance, legal, and rent expenses. The variance for each major category is as follows:
•
The personnel related costs increase was $399,894 and it is comprised of $172,050 reduction of payroll expenses due to the decline of corporate staff headcount, and offset by $571,944 higher stock base compensation than the prior year primarily due to the amendment of the employment agreements of the Company’s Chief Executive Officer and Chief Operating Officer, awarding 3,250,000 and 1,205,673 non-qualified stock options respectively, for which half of their non-qualified stock options grants vested at the execution of the agreement and half over a three year period. The fair value of the stock options granted during 2010 was calculated with the Black-Scholes model. A key aspect of the Black-Scholes model is volatility. The Company changed the expected volatility estimate to an index of the Company’s history combined with volatility of peer companies. The usage of the Company’s history of volatility had a significant impact.

•
General and administrative expenses for the year ended January 2, 2011 include $572,434 of investor and public relations expenses compared to $82,819 for the year ended December 27, 2009. The increase of $489,615 was primarily due to the grant of 10,000 Series “B” preferred shares pursuant to a service agreement for investor and public relations executed on June 29th, 2010 with a term of 12 months from the date of the execution. Pursuant to Section 3 of the Agreement, the Company terminated the agreement on December 8, 2010 which such cancelation reduced the number of preferred shares to be issued by one-half to 5,000 shares.

•
The year-over-year decrease of legal expenses of $163,833 was primarily due to the legal cost associated with the mechanic’s liens in connection with the build-out of premises, which the original contractor failed to pay the subcontractors during the year ended December 27, 2009.

•	The decrease in insurance expenses of $82,678 was primarily due to the cancelation of the key man insurance on our Chief Executive Officer, George Naddaff during the first quarter of 2010.
•
The rent expense reduction of $164,939 during the year ended January 2, 2011 was as a result of moving the Corporate Offices to a smaller suite in the same building for about the one-third of the cost of the previous lease. An adjustment of $110,912 to the straight line rent accrual was booked.

The general and administrative expenses as a percentage of total revenues, increased to 83.5% of total revenues for the year ended January 2, 2011, from 67.8% of total revenues for the year ended December 27, 2009.
Advertising, marketing and promotion expenses for the year ended January 2, 2011, increased by $14,097 or 6.4%, to $233,457 from $219,360 for the year ended December 27, 2009. The increase in advertising, marketing and promotion expenses was primarily due to the increase of the stock grant market value to George Foreman Ventures partially offset by a reduction of media expenses for a TV campaign conducted in 2009. As a percentage of total revenues, advertising, marketing and promotion expenses increased to 4.7% of total revenues in 2010 from 4% of total revenues in 2009.
Depreciation and amortization expense for the year ended January 2, 2011, decreased by $81,641, or 20.0%, to $325,952 from $407,593 for the year ended December 27, 2009 due to the utilization of some fully depreciated equipment in our company-owned stores. As a percentage of total revenues, depreciation and amortization expense decreased to 6.6% of total revenues for the year ended January 2, 2011, from 7.5% of total revenues for the year ended December 27, 2009.
Net interest expense/income for the year ended January 2, 2011, increased by $2,953,480, to $3,887,787, from $934,307 for the year ended December 27, 2009. The increase in net interest expense was primarily due to the conversion of the outstanding Debentures into Series“A” preferred stock. As a result of the conversion, the outstanding balances for deferred financing costs and the debt discount associated with the beneficial conversion feature of the debentures had to be booked as interest expense. The beneficial conversion feature was being accreted using the effective interest method over the term of the debenture.
The detail of the interest expense is as follows:

	Year Ended
	January 2,	December 27,
	2011	2009

Beneficial conversion feature (98.2% of the remaining balance)	$2,774,619	$310,201
Deferred Financing	750,154	266,176
Interest expense (net)	370,102	378,639

Net interest expense	$3,894,875	$955,016

Other expense/income for the year ended January 2, 2011 changed by $813,952 to an expense of $371,820, from $442,133 of income for the year ended December 27, 2009. The variance of other expenses was primarily due to the change of the fair value of the warrants in connection with the debentures exchange. The warrants were modified to a lower exercise price and extended the term for one additional year. The loss in change in fair value of the warrants was $4,616,401 taking into consideration the fair value of the warrants already booked the prior year and the change in value of the 2008 Warrants considered to be a derivative and included in our Balance Sheet as Warrant Liability. These expenses were partially offset by the extinguishment of debt in connection with the conversion of the debenture into preferred stock. The intrinsic value of the beneficial conversion feature at the date of extinguishment was calculated to be $5,692,500 as such, we recorded a gain on extinguishment of debt for that amount.
Our net loss for the year ended January 2, 2011, increased by 4,231,671, or 106.7%, to $8,189,022 from $3,957,351 for the year ended December 27, 2009. Our net loss increased primarily due to the non-cash transactions in connection with the Debentures conversion into Preferred stock including the full amortization of the beneficial conversion feature and the deferred financing costs, as well as the change in the fair value of the warrants offset by the gain on the extinguishment of debt. As a percentage of total revenues, our net loss increased to 165.7% of total revenues for the year ended January 2, 2011, from 72.6% of total revenues for the year ended December 27, 2009.
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
Our current business plan assumes no Company-owned stores will be constructed during 2011. As set forth in the following table, we will need to secure approximately $2.5 million of additional capital through the sale of debt securities or equity securities or both to fund our current business plan through the next 24 months. The amounts shown below may change as we execute our business plan.
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
At and for the Fiscal Year Ended January 2, 2011
Cash and cash equivalents and restricted cash at January 2, 2011 were $2,837,493 compared to $2,338,852 at December 27, 2009. Cash is primarily used to fund our (i) capital expenditures for Company-owned stores, (ii) working capital requirements and (iii) net operating losses. At January 2, 2011, restricted cash included $40,041 in a letter of credit as guarantee of the deposit for the lease of our corporate offices.
We used $2,045,702 of cash to fund our operating activities in the year ended January 2, 2011 compared with $3,189,391 of cash used to fund our operating activities in twelve months ended December 27, 2009. The decrease in cash used to fund our operating activities was primarily due to the reduction in working capital requirements as well as less cash used to fund operating losses compared to the same period last year.
During the twelve months ended January 2, 2011, we spent $95,311 primarily for the acquisition of additional equipment in our stores, compared with $116,910 spent during the twelve months ended December 27, 2009.

Financing Activities
During the year ended January 2, 2011, financing activities provided $2,660,038 of cash including the issuance of 34,400 Series “B” 8% Preferred Shares to accredited investors in the principal amount of $3,440,000, at $100 per share with a par value $0.001. Effective January 1, 2011, each holder of the Series “B” Preferred Stock may convert his, her or its shares of Series “B” Preferred Stock into shares of Common Stock at a conversion price equal to $0.23. Each investor who participated in the Offering also received a warrant to purchase 100 shares of common stock of the Company, par value $0.001 per share, per share of Preferred Stock purchased. The number of shares of Common Stock into which the Series “B” Preferred Stock is convertible is 14,956,522. However, the number of shares is subject to adjustment to prevent dilution in the event of a stock split or stock dividend. The Series B Conversion Price is also subject to a weighted average price protection. The Company paid the placement agent retained in connection with the Offering a commission of $344,000 and granted warrants to purchase 2,243,478 shares of Common Stock in connection with the Offering. The Offering provided $2,953,737 of net cash. In addition, we used $407,882 of cash to repay outstanding indebtedness. Restricted cash decreased by $20,384 during the twelve months ended January 2, 2011.
We evaluated the Series “B” Preferred Stock issued and have recorded the intrinsic value of the embedded beneficial conversion feature of $100,667 as additional paid in capital. The embedded beneficial conversion feature was treated as a deemed dividend and, as such, has been expensed to retained earnings.
Furthermore, we have calculated the relative fair value of the warrants in connection with the Offering on their date of grant, which was determined to be $563,166 and was recorded as additional paid-in capital. The fair value of the warrants was computed using the Black-Scholes option pricing model. The fair value of the warrants was calculated on the dates of issuance, using the following assumptions
Debentures and Debentures Exchange
On March 19 and April 20, 2009, the Company sold 8% Senior Secured Convertible Debentures (the Debentures) to accredited investors in the principal amount of $5,874,000. Those Debentures are convertible into 45,184,615 shares of common stock of the Company at the rate of $0.13 per share. The Debentures bear interest at a rate of 8% per annum, payable quarterly and are due three years from the date they are issued. In addition, each investor will receive 5-year detachable warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. The potential common shares from the assumed conversion of the debentures and exercise of warrants related to this transaction were exclude from the calculation of diluted net loss per share for the year ended January 2, 2011 because their inclusion would have been anti-dilutive.
The Company paid Garden State Securities, Inc., the placement agent retained in connection with the 2009 Offering (the 2009 Placement Agent) a commission of $587,400 plus a non-accountable expense allowance of $176,220 and received warrants to purchase 9,036,923 shares of Common Stock. The terms of these warrants were similar to those of the 2009 Warrants.
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
On October 1, 2010, the Company consummated the extinguishment of approximately ninety-eight percent (98%) “the Debentures” in exchange for shares of the Company’s Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”). An aggregate principal amount of $5,692,500 of outstanding Debentures was extinguished in exchange for 56,925 shares of Series A Preferred Stock. The holders of Series A Preferred Stock will be entitled to receive, before any cash is paid out or set aside for any shares of the Company’s Common Stock (but on an equal basis with the Company’s Series B 8% Redeemable Convertible Preferred Stock) dividends at the annual rate of 8% of the Stated Value of the Preferred Shares, subject to adjustment for stock splits, etc. The dividends will be accruing and cumulative and will be paid upon the occurrence of a liquidation, deemed liquidation, dissolution or redemption if not previously declared and paid.

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
Commitments, Contractual Obligations and Off Balance Sheet Arrangements
In addition to our capital expenditures requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations primarily consist of non-cancelable operating leases for our stores, and administrative offices. Lease terms for our stores and administrative offices are generally for seven to ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some store leases provide for contingent rental ( i.e., percentage rent) payments based on sales in excess of specified amount. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.

The following table sets forth information as of January 2, 2011, with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

		Less Than		1 Year to	4 Years to	More than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$512,120	$512,120	(1)	$—	$—	$—
Capital leases	45,340	27,496		17,844	—	—
Operating leases	2,041,000	466,000		943,000	596,000	36,000
Scheduled interest payments(2)	17,300	15,100		2,200	—	—

(1)	Long-term debt due in less than 1 year includes $450,000 that becomes due upon the sale of our Landmark Center restaurant and store. We currently have no plans to sell our Landmark Center unit.
Impact of Inflation
Our profitability depends in part on our ability to anticipate and react to increases in our operating costs, including food, labor, occupancy (including utilities and energy), insurance and supplies costs. In the past, we have been able to recover some of our higher operating costs through increased menu prices. There have been, and there may be in the future, delays in implementing such menu price increases, and competitive pressures may limit our ability to recover such cost increases in their entirety. Historically, the effects of inflation on our net income have not been materially adverse. However, the recent volatility in certain commodity markets, such as those for energy, grains and dairy products, which have experienced significant increases in prices, may have an adverse effect on us and may be generally causing franchisees in our industry to delay construction of new restaurants and/or causing potential new franchisees to reconsider entering into franchise agreements. The extent of the impact may depend on our ability to increase our menu prices and the timing thereof.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders of UFood Restaurant Group, Inc:
We have audited the accompanying consolidated balance sheets of UFood Restaurant Group, Inc and Subsidiary (the Company) as of January 2, 2011 and December 27, 2009, and the related consolidated statements of operations, changes in stockholders’ equity and cash flows for the fiscal years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of UFood Restaurant Group, Inc and Subsidiary as of January 2, 2011 and December 27, 2009, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
/s/CCR LLP
Westborough, Massachusetts
March 18, 2011

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
January 2, 2011 and December 27, 2009
Assets

	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$2,797,452	$2,278,427
Restricted cash	40,041	60,425
Accounts receivable, net	8,334	180,134
Inventories	118,324	123,648
Prepaid expenses and other current assets	78,310	68,605

	3,042,461	2,711,239

Property and equipment:
Equipment	1,006,238	937,857
Furniture and fixtures	210,251	202,205
Leasehold improvements	1,722,654	1,744,594
Website development costs	27,050	37,050

	2,966,193	2,921,706
Accumulated depreciation and amortization	1,863,148	1,560,402

	1,103,045	1,361,304

Other assets:
Deferred financing costs, net	7,717	757,873
Goodwill	75,363	75,363
Other	84,382	86,560

	167,462	919,796

Total assets	$4,312,968	$4,992,339

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
January 2, 2011 and December 27, 2009
Liabilities and Stockholders’ Equity

	2010	2009
LIABILITIES
Current liabilities:
Current portion of long-term debt	$450,000	$857,882
Current portion of capital lease obligations	27,496	58,820
Accounts payable	279,102	285,150
Franchisee deposits	80,000	157,500
Accrued dividends	225,779	—
Accrued expenses and other current liabilities	165,632	157,870

	1,228,009	1,517,222

Long-term liabilities:
Long-term debt	62,120	3,044,001
Warrant liability	1,451,669	3,750
Capital lease obligations	17,844	39,071
Other noncurrent liabilities	83,716	276,920

	1,615,349	3,363,742

Total liabilities	2,843,358	4,880,964

EQUITY

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
Series “A” 56,925 shares issued and outstanding	57	—
Series “B” 39,400 shares issued and outstanding	39	—
Common stock, $0.001 par value, 300,000,000 shares authorized,
40,487,294 shares issued and outstanding	40,487	37,935
Additional paid-in capital	41,152,864	25,589,311
Accumulated deficit	(39,723,837)	(25,515,871)

Total stockholders’ equity	1,469,610	111,375

Total liabilities and stockholders’ equity	$4,312,968	$4,992,339

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Fiscal Years Ended January 2, 2011 and December 27, 2009

	2010	2009
Revenues:
Store sales	$4,518,308	$4,632,651
Franchise royalties and fees	312,589	429,537
Other revenue	112,042	388,648

	4,942,939	5,450,836

Costs and expenses:
Store operating expenses:
Food and paper costs	1,332,303	1,336,240
Cost of Goods sold	328,550	344,219
Labor	1,284,751	1,354,101
Occupancy	397,944	554,923
Other store operating expenses	814,333	778,155
General and administrative expenses	4,129,282	3,696,425
Advertising, marketing and promotion expenses	233,457	219,360
Depreciation and amortization	325,952	407,593
Impairment of goodwill	-0-	136,000
Loss on disposal of assets	25,782	88,997

Total costs and expenses	8,872,354	8,916,013

Operating loss	(3,929,415)	(3,465,177)

Other income (expense):
Interest income	7,088	20,709
Interest expense	(3,894,875)	(955,016)
Other (expense) income	(371,820)	442,133

Other income (expense), net	(4,259,607)	(492,174)

Loss before income taxes	(8,189,022)	(3,957,351)
Income taxes	—	—

Net loss	$(8,189,022)	$(3,957,351)
Dividends on preferred stock	(225,779)	—

Net loss attributable to common stockholders	$(8,414,801)	$(3,957,351)

Basic and diluted earnings (loss) per share	$(0.21)	$(0.11)

Weighted average number of shares outstanding - basic and diluted	39,184,919	35,320,547
See accompanying notes.

UFOOD RESTAURANT GROUP, INC.
and SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the Twelve Months ended January 2, 2011 and December 27, 2009

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances, December 28, 2008 as filed	—	—	34,818,490	34,818	24,998,924	(24,717,544)	316,198
Cumulative effect of reclassification of warrants to warrants liabilities	—	—	—	—	(3,512,272)	3,159,024	(353,248)
Common stock issued for marketing and promotional services	—	—	—	—	150,920	—	150,920
Common stock issued for interest payment	—	—	2,982,671	2,983	312,995	—	315,978
Exercise of stock options into common stock	—	—	7,618	8	45	—	53
Common stock issued for franchise sales commission	—	—	82,895	83	14,917	—	15,000
Stock-based compensation	—	—	—	—	483,625	—	483,625
Issuance of warrants and beneficial conversion feature in connection	—	—	—	—	3,130,200	—	3,130,200
Forfeitures of common stock	—	—	(33,690)	(34)	34	—	—
Exercised debentures into common stock	—	—	76,923	77	9,923	—	10,000
Net loss for year ended December 27, 2009	—	—	—	—	—	(3,957,351)	(3,957,351)

Balances, December 27, 2009	—	—	37,934,907	$37,935	$25,589,311	$(25,515,871)	$111,375

Preferred stock series “A” issued	56,925	57	—	—	5,591,776	—	5,591,833
Preferred stock series “B” issued	34,400	34	—	—	3,054,370	—	3,054,404
Preferred stock series “B” issued for promotional services	5,000	5	—	—	499,995	—	500,000
Common stock issued for consulting, marketing, & promotional services	—	—	380,000	380	216,218	—	216,598
Common stock issued for interest payment	—	—	1,297,236	1,297	311,587	—	312,884
Stock-based compensation	—	—	—	—	1,055,569	—	1,055,569
Forfeitures of common stock	—	—	(1,773)	(2)	2	—	—
Exercised debentures & warrants into common stock	—	—	876,924	877	116,969	—	117,846
Change in the warrants’ fair value	—	—	—	—	4,616,401	—	4,616,401
Beneficial conversion feature- deemed dividend	—	—	—	—	100,667	(100,667)	—
Dividends on preferred stock	—	—	—	—	—	(225,779)	(225,779)
Extinguishment of Debt	—	—	—	—	—	(5,692,500)	(5,692,500)
Net loss for the year ended January 2, 2011	—	—	—	—	—	(8,189,022)	(8,189,022)

Balances, January 2, 2011	96,325	$96	40,487,294	$40,487	$41,152,864	$(39,723,837)	$1,469,610

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Fiscal Years Ended January 2, 2011 and December 27, 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(8,189,022)	$(3,957,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325,952	407,593
Adjustment to straight-line rent	(149,912)	—
Amortization of beneficial conversion feature	2,673,952	310,201
Amortization of deferred financing costs	750,155	266,176
Provision for doubtful accounts	(10,254)	161,424
Impairment of goodwill	—	136,000
Loss on disposal of assets	25,782	88,997
Change in value of warrant liability	1,447,919	(349,498)
Stock-based compensation	1,055,569	483,625
Non-cash promotion expenses	716,598	158,302
Non-cash interest payments	312,884	315,976
Gain on extinguishment of debt	(5,692,500)	(74,967)
Change in fair value of warrants (debenture exchange)	4,616,401	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	182,054	(189,185)
Inventories	5,323	18,159
Prepaid expenses and other current assets	295	11,052
Other assets and noncurrent liabilities	2,179	2,640
Accounts payable	(6,048)	(248,269)
Franchisee deposits	(77,500)	(542,500)
Accrued expenses and other current liabilities	(35,530)	(187,766)

Net cash used in operating activities	(2,045,702)	(3,189,391)

Cash flows from investing activities:
Proceeds from sale of assets	—	5,600
Acquisition of property and equipment	(95,311)	(116,910)

Net cash used in investing activities	(95,311)	(111,310)

Cash flows from financing activities:
Proceeds from exercise of options	—	53
Proceeds from issuance of common stock	53,846	—
Proceeds from issuance of preferred stock, net issuance costs	3,054,405	—
Proceeds from issuance of convertible debt	—	5,874,000
Payments for financing costs	—	(1,001,220)
Payments on long-term debt	(407,882)	(375,511)
Payments on capital lease obligations	(60,715)	(62,810)
Decrease in restricted cash	20,384	357,065

Net cash provided by financing activities	2,660,038	4,791,577

Increase in cash and cash equivalents	519,025	1,490,876
Cash and cash equivalents — beginning of year	2,278,427	787,551

Cash and cash equivalents — end of year	$2,797,452	$2,278,427

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
On December 18, 2007, (Merger Date) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of January 2, 2011, the Company’s operations consisted of four Company-owned restaurants and four franchise-owned locations. One of the franchise-owned locations was operated by the Company pursuant to a management series agreement. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.
As shown in the accompanying consolidated financial statements, the Company has incurred recurring losses from operations and negative cash flows from operations. Over the past few years, the Company’s operations have been funded through a combination of private equity and debt financing. As of January 2, 2011, the Company had approximately $2,797,000 of unrestricted cash. Based on current trends, management believes that additional franchises will be sold within the next twelve months, and that the additional capital raised will be sufficient to support activities though 2011. The Company is subject to a number of risks similar to those of other companies in its industry, including dependence on key individuals, competition from substitute products, the successful attraction of franchisee, and the ability to obtain adequate additional financing necessary to fund continuing operations. The Company is currently in the process of raising additional equity capital.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying consolidated financial statements of UFood Restaurant Group, Inc. and its subsidiary consist of the accounts of UFood Restaurant Group, Inc. and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.
Fiscal Year
Our fiscal year ends on the Sunday nearest to December 31 of each year. As a result, every five or six years our fiscal year contains 53 calendar weeks. Fiscal 2010 contained 53 weeks, whereas fiscal 2009 contained 52 weeks. While certain expenses increased in direct relationship to additional revenue from the 53rd week, other costs (for example, depreciation and other fixed costs) are recorded on a calendar month basis. Therefore, the impact of the additional week is not necessarily indicative of a typical relationship of expenses to revenues measured over a longer period of comparison, such as a fiscal month or a fiscal quarter. The Company’s fiscal year ended on January 2, 2011 and December 27, 2009, with 53 and 52 weeks respectively.

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
Cash Equivalents
Cash equivalents represent highly liquid instruments with original maturities of three months or less when purchased. Cash equivalents consist of money market accounts at January 2, 2011 and December 27, 2009. At January 2, 2011 restricted cash was comprised of $40,041 used to collateralize a standby letter of credit.
Inventories
Inventories, which primarily consist of food products, paper goods and supplies and vitamins and supplements for resale, are stated at the lower of cost or market, with cost determined by the average cost method.
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs were $750,154 and $266,176 for the years ended January 2, 2011 and December 27, 2009, respectively, and is included in interest expense. The significant increase in the deferred financing costs amortization was due to the extinguishment of debt related to the conversion of the Debentures into Series “A” preferred stock.
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
Upon retirement or sale, the cost of assets disposed and their related accumulated depreciation are removed from the accounts. Any resulting gain or loss is credited or charged to operations. Maintenance and repairs are charged to expense when incurred, while betterments are capitalized. The total amounts expensed for maintenance and repairs were $90,700 and $71,038 for the fiscal years ended January 2, 2011 and December 27, 2009, respectively.

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
As of the first day of the fourth quarter of the year ended January 2, 2011 according to our policy we have tested the carrying value of the Goodwill attributable to our store operations and no impairment was necessary. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
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
Advertising Costs
The Company expenses advertising costs as incurred. Advertising expense amounted to $60,644 in 2010 and $76,998 in 2009.
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
Stock-based compensation expense recognized during the fiscal year ended January 2, 2011 totaled approximately $1,055,569 for stock options. Stock-based compensation expense recognized during the fiscal year ended December 27, 2009 totaled approximately $483,625 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying consolidated statements of operations.
Reclassifications
Certain accounts previously reported in the 2009 financial statements have been reclassified to facilitate comparability with the current year presentation. The reclassifications had no effect on the 2009 net loss previously reported.
3. Disposal of Assets
During 2011, the Company recorded a loss on disposal of assets of $25,782 due to the write off of leasehold improvements and equipment as a result of the move of our corporate Offices to another suite within same building.
During 2009, the Company recorded a loss on disposal of assets of $88,997 due to the write off of obsolete equipment and furniture and fixtures as a result of the closure of the Bedford, MA location.
4. Goodwill
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

As of the first day of the fourth quarter of the year ended January 2, 2011 according to our policy we have tested the carrying value of the goodwill attributable to our store operations and no impairment was necessary. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.

		Franchise
	Store Operations	Operations
	Segment	Segment	Total

Balance as of December 28, 2008	75,363	136,000	211,363
Goodwill written off in connection with impairment test	—	(136,000)	(136,000)

Balance as of December 27, 2009	75,363	—	75,363
Goodwill written off in connection with impairment test	—	—	—

Balance as of January 2, 2011	75,363	—	75,363

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
The 2008 Investor Warrants provide for the purchase of shares of Common Stock for five years at an original exercise price of $1.25 per share. The 2008 Investor Warrants, at the option of the holder, may be exercised by cash payment of the exercise price. As a result of the Company’s recent private placement, the exercise price of the 2008 Investor Warrants was reduced to $0.54 pursuant to the terms of such warrants.
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
At January 2, 2011, the aggregate fair value of the derivative was $1,451,669. The increase in the fair value of the derivative was in the aggregate amount of $1,447,919 during the year ended January 2, 2011. The increase in the fair value of the derivative was recorded in the consolidated statement of operations as other expense.
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
Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of January 2, 2011
	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under ASC No. 815:
None

Derivatives not designated as hedging instruments under ASC No. 815:
Derivative warrant liability	Long-term liabilities	$1,451,669

Total derivatives		$1,451,669
The effect of the derivative instrument on the consolidated statements of operations for the year ended January 2, 2011 follows:

		Amount of Gain (Loss)
		Recognized in Income on
		Derivative
	Location of Gain (Loss)
	Recognized in Income on	Twelve Months Ended
	Derivative	January 2, 2011
Derivatives not designated as hedging instruments under ASC No. 815:
Derivative warrant liability	Other Income (Expense)	$1,447,919

Total		$1,447,919

The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by ASC 820, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the warrant liability was estimated on the date of issuance, as of December 27, 2009, and as of January 2, 2011, using the following assumptions:

	At Issuance	December 27, 2009	January 2, 2011
Expected term (years)	5 – 7 Years	5 – 7 Years	2 – 4 Years
Expected volatility	32.34%	37.20%	156.3%
Risk-free interest rate	2.46%	1.56%	0.61%
Expected annual dividend	0.00%	0.00%	0.00%
The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative at December 29, 2008, through for the twelve months ended January 2, 2011:

Balance as of December 29, 2008	$—
Fair value of warrant liability at issuance	3,512,272
Decrease in fair value at December 29, 2008	(3,159,024)
Decrease in fair value during the twelve months ended December 27, 2009	(349,498)
Increase in fair value during the twelve months ended January 2, 2011	1,447,919
Balance as of January 2, 2011	$1,451,669
2009 Warrants
On March 19 and April 20, 2009, the Company sold 8% Senior Secured Convertible Debentures (the Debentures) to accredited investors in the principal amount of $5,874,000. Those Debentures are convertible into 45,184,615 shares of common stock of the Company at the rate of $0.13 per share. The Debentures bear interest at a rate of 8% per annum, payable quarterly and are due three years from the date they are issued. In addition, each investor will receive 5-year detachable warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. The potential common shares from the assumed conversion of the debentures and exercise of warrants related to this transaction were exclude from the calculation of diluted net loss per share for the year ended January 2, 2011 because their inclusion would have been anti-dilutive.
The Company paid Garden State Securities, Inc., the placement agent retained in connection with the 2009 Offering (the 2009 Placement Agent) a commission of $587,400 plus a non-accountable expense allowance of $176,220 and received warrants to purchase 9,036,923 shares of Common Stock. The terms of these warrants were similar to those of the 2009 Warrants.
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
On October 1, 2010, the Company consummated the extinguishment of approximately ninety-eight percent (98%) “the Debentures” in exchange for shares of the Company’s Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”). An aggregate principal amount of $5,692,500 of outstanding Debentures was extinguished in exchange for 56,925 shares of Series A Preferred Stock. The holders of Series A Preferred Stock will be entitled to receive, before any cash is paid out or set aside for any shares of the Company’s Common Stock (but on an equal basis with the Company’s Series B 8% Redeemable Convertible Preferred Stock) dividends at the annual rate of 8% of the Stated Value of the Preferred Shares, subject to adjustment for stock splits, etc. The dividends will be accruing and cumulative and will be paid upon the occurrence of a liquidation, deemed liquidation, dissolution or redemption if not previously declared and paid.

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
Long-term debt consists of the following at January 2, 2011 and December 27, 2009:

	2010	2009

Senior Secured Convertible Debentures $5,874,000 at 8% interest and are due three years from the date they are issued. The Debentures are convertible into shares of Common Stock at $0.13 per share. In conjunction with the Debentures and the 2009 Warrants, the Company recorded debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. On October 1, 2010, an aggregate principal amount of $5,692,500 of outstanding Debentures was extinguished in exchange for 56,925 shares of Series A Preferred Stock.
	62,120	3,044,001

Landmark Center acquisition promissory note with no stated interest rate. Due upon the occurrence of a sales event, as defined in the agreement. The note agreement includes a restrictive covenant requiring the Company’s wholly-owned subsidiary, KnowFat of Landmark Center, Inc., to maintain net equity of not less than $450,000.	450,000	450,000

Term note payable to bank in monthly principal installments of $29,167 commencing January 2007 through December 2010. Interest is payable monthly at the bank’s prime rate (3.25% at May 31, 2010). The note has been fully paid.	—	342,072

Unsecured, non-interest bearing note payable. This note payable is due on demand. Interest imputed on the note using a discount rate of 5% totaled $59,597, which is being amortized over the term of the note. The note has been fully paid.	—	56,033

Indebtedness incurred in connection with the acquisition of the two franchisee locations. No stated interest rate; this note payable is due on demand. The note has been fully paid.	—	2,137

Note payable to the Watertown landlord in connection with the acquisition of the training center in 2004. The note is payable in monthly installments of $2,566 including interest at 5% through April 2010. This note has been fully paid.	—	7,640

	512,120	3,901,883

Less current portion	450,000	857,882

Long-term debt	$62,120	$3,044,001

Maturities of long-term debt at January 2, 2011 are as follows:

2011	450,000
2012	62,120

$512,120

6. Capital Lease Obligations
The Company leases certain equipment under capital leases. The equipment has been recorded at the present value of the total lease payments using discount rates ranging from 13.9% to 17.95%.
Future minimum lease payments under these leases are as follows:

2011	$31,986
2012	14,014
Thereafter	5,861

51,861
Less imputed interest	6,521

45,340
Less current portion	27,496

Long-term portion of capital lease obligations	$17,844

The recorded cost and accumulated amortization of the equipment acquired are $126,655 and $61,581, respectively as of January 2, 2011.
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
Under the terms of the Services Agreement with GFV, KnowFat also agreed to (i) issue GFV an additional 152,351 shares of common stock promptly following the sale of the 600th franchise, provided the sale of such franchise occurs by December 31, 2009 and (ii) pay GFV a royalty equal to 0.2% of aggregate net sales, in exchange for the performance of certain services by George Foreman and a limited license to use Mr. Foreman’s name and likeness in connection with the promotion of restaurants operated by KnowFat and its franchisees. At January 2, 2011, 1,294,982 shares of common stock issued to GFV were vested. The remaining 76, 175 shares of common stock issued will vest on June 11, 2011.

In the event there is a change of control after December 18, 2007, as defined in the Services Agreement, GFV has the right to return 50% of the shares of common stock received in exchange for a prospective increase in the royalty rate to 0.5%.
The fair value of the 152,352 shares vested on June 12, 2010 was $45,705 of which $39,611 is included in advertising, marketing and promotion expenses for the year ended January 2, 2011.
2010 Private Placement
Series “B” Preferred Stock
On October 4 and October 29, 2010, the Company issued and sold 27,950 shares and 6,450 shares, respectively, of Series B 8% Convertible Preferred Stock, par value $0.001 per share (the Series “B” Preferred Stock), at $100.00 per share for a total of $3,440,000. Effective January 1, 2011, each holder of the Series “B” Preferred Stock may convert his, her or its shares of Series “B” Preferred Stock into shares of Common Stock at a conversion price equal to $0.23. The Series “B” Preferred Stock is convertible into 14,956,522 shares of Common Stock at the original conversion price. However, the number of shares is subject to adjustment to prevent dilution in the event of a stock split or stock dividend. The Series B conversion price is also subject to a weighted average price protection. Effective January 1, 2011, the Company may, at its election, require the conversion of the Series “B” Preferred Stock to shares of Common Stock at the Series B Conversion Price if the closing price of the Common Stock for 10 consecutive trading days equals or exceeds 300% of the Series B Conversion Price and the average daily volume of the shares of Common Stock for the same period exceeds 250,000 shares.
Each investor who participated in the Offering also received a warrant to purchase 100 shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), per share of Preferred Stock purchased (the “Investor Warrants”). The Company issued warrants to purchase an aggregate of 3,440,000 shares of Common Stock to investors who participated in the Offering.
The Company paid Garden State Securities, Inc., the exclusive placement agent retained in connection with the Offering (the “Placement Agent”), a commission of 10% of the funds raised from the investors in connection with each closing of the Offering. In addition, the Placement Agent received warrants (the “Placement Agent Warrants”) to purchase a number of shares of Common Stock equal to 15% of the shares of Common Stock underlying the shares of Series “B” Preferred Stock sold to investors in connection with the each closing of the Offering. As a result of the foregoing, the Placement Agent was paid a commission of $344,000 and received warrants to purchase 2,243,478 shares of Common Stock in connection with the both closings of the Offering.
The holders of Series “B” Preferred Stock will be entitled to receive, before any cash is paid out or set aside for any shares of the Company’s Common Stock (but on an equal basis with the Company’s Series A 8% Redeemable Convertible Preferred Stock) dividends at the annual rate of 8% of the Stated Value of the Preferred Shares, subject to adjustment for stock splits, etc. The dividends will be accruing and cumulative and will be paid upon the occurrence of a liquidation, deemed liquidation, dissolution or redemption if not previously declared and paid.
We evaluated the Series “B” Preferred Stock issued and have recorded the intrinsic value of the embedded beneficial conversion feature of $100,667 as additional paid in capital. The embedded beneficial conversion feature was treated as a deemed dividend and, as such, has been expensed to retained earnings.
Warrants
As stated above, the Company issued to each investor who participated in the Offering, a warrant to purchase 100 shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), per share of Preferred Stock purchased (the “Investor Warrants”). The Company issued warrants to purchase an aggregate of 3,440,000 shares of Common Stock to the participating investors. Also, the Company issued to the placement agent warrants to purchase an aggregate of 2,243,478 shares of common stock in connection with the most private placement.

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
The exercise price and number of shares of Common Stock issuable on exercise of the Investor Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. The Investor Warrants are also subject to a weighted average price protection for the term of the Investor Warrants. The Placement Agent Warrants are substantially identical to the terms of the Investor Warrants except that the Placement Agent Warrants have cashless exercise rights to the extent that a registration statement covering the shares of Common Stock underlying the Placement Agent Warrants is not in effect six months following the date of issuance
Furthermore, we have calculated the relative fair value of the warrants on their date of grant, which was determined to be $4,616,801 and was recorded as additional paid-in capital. The fair value of the warrants was computed using the Black-Scholes option pricing model. The fair value of the warrants was calculated on the dates of issuance, using the following assumptions:

	October 4, 2010	October 29, 2010
Expected term (years)	5 Years	5 Years
Expected volatility	118.45%	118.45%
Risk-free interest rate	1.26%	1.17%
Expected annual dividend	0.00%	0.00%
At January 2, 2011, warrants to purchase 50,950,773 shares of UFood Common Stock were issued and outstanding as follows:

	Number of
Description	Warrants	Exercise Price
New Warrants	607,226	$1.00
Vendor Warrants	2,916,666	$1.25
2008 Placement Agent Warrants	2,988,200	$0.49	(2)
2008 Investor Warrants	7,510,588	$0.59	(2)
2009 Investor Warrants	22,207,692	$0.09	(1)
2009 Placement Agent Warrants	9,036,923	$0.14
2010 Investor Warrants	3,440,000	$0.23
2010 Placement Agent Warrants	2,243,478	$0.23

Total	50,950,773

(1)
In conjunction with the extinguishment of debt, the Company modified the exercise price of the 2009 Investor Warrants. The exercise price was reduced from $0.14 to $0.09 per share of Common Stock. As such, we have calculated the fair value of the warrants on the date of the modification to be approximately $6,181,501 and recorded the increase in fair value of $4,616,401 as an addition to additional paid-in capital. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 1.17%, no dividends, expected volatility of approximately 118.45%, which was calculated based on a combination of historical volatility and the history of comparable peer companies, and an expected warrant life of approximately 5 years.

(2)
As a result of the Offering in 2010 and pursuant to the terms of the 2008 Investor warrants the exercise price was reduced from $0.59 to $0.54 and the 2008 Placement agent warrants from $0.49 to $0.45 per share.

8. Stock-Based Compensation
At January 2, 2011, the Company has two share-based, shareholder approved employee compensation plans, the 2004 Stock Option Plan (2004 Plan) and the 2007 Equity Incentive Plan (2007 Plan, and together with the 2004 Plan, the Equity Plans), which are described below. During 2010 and 2009, the Company recognized $1,055,569 and $483,625 of compensation expense for awards under the Equity Plans. In April 1, 2010 the Board of Directors approved the grant of 2,070,000 stock options granted to employees and officers with an exercise price of $0.16 and fully vested as of the grant date.
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
The fair value of each stock option grant was estimated on the date of grant using the following assumptions:

	2010	2009

Expected term (years)	5	6
Expected volatility	45%	36.53%
Risk-free interest rate	2.59%	0.89%
Expected annual dividend	None	None
The expected term is based on the weighted average midpoint between vesting and the contractual term. Expected volatility is based on the historical volatility of published common stock prices over the last six years of comparable publicly held companies. The risk-free interest rate for the expected term of the stock option is based on the U.S. Treasury yield. The Company believes that the valuation technique and the approach utilized to develop the underlying assumptions are appropriate in calculating the fair values of stock options granted for the years ended January 2, 2011 and December 27, 2009. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by persons who receive equity awards.

The 2004 Plan
Under the terms of the 2004 Plan, the Company was authorized to grant incentive stock options (ISO’s), non-qualified stock options and restricted stock for up to 32,757 shares of common stock in the aggregate, to employees, officers, directors, consultants and agents of the Company. The Company believes that such awards align the interests of its employees with those of its shareholders. In general, stock option awards under the 2004 Plan are granted with an exercise price equal to the fair value of the Company’s stock at the date of grant, vest over a three-year period and expire ten years from the date of grant. As a result of the Merger, no awards will be made under the 2004 Plan after December 18, 2007; a summary of option activity under the 2004 Plan during 2010 and 2009 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 28, 2008	304,702	$0.61	7.8	$—
Canceled	(181,980)	—	—
Exercised	(7,618)	—	—	—
Forfeited	(82,347)

Outstanding at December 27, 2009	32,757	$0.01	5.0	—
Canceled	—	—	—	—
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at January 2, 2011	32,757	$0.01	4.0	$6,879

Exercisable at January 2, 2011	32,757	$0.01	4.0	$6,879

At January 2, 2011, all of the options outstanding under the 2004 Plan were vested. There was no unrecognized compensation expense related to options outstanding under the 2004 Plan at January 2, 2011.
The 2007 Plan
The 2007 Plan was approved in contemplation of the Merger. There were no awards under the 2007 Plan prior to December 18, 2007, the Closing Date of the Merger. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 9,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. At January 2, 2011, 5,884,990 stock options were outstanding under the 2007 Plan.
Activity under the 2007 Plan from December 28, 2008, through January 2, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at December 28, 2008	2,845,920	$1.22	8.8	-0-
Granted	3,979,990	$0.20	8.2
Canceled	(2,360,920)	$1.22
Forfeited	(545,000)	$1.11

Outstanding at December 27, 2009	3,919,990	$0.20	8.2	-0-
Granted	2,070,000	$0.16	9.3
Canceled	—	$—
Forfeited	(105,000)	$0.20

Outstanding at January 2, 2011	5,884,990	$0.19	7.9	$200,500

The options outstanding and exercisable at January 2, 2011 were as follows:

	Options Outstanding		Options Exercisable
		Weighted
		Average
		Remaining
Number of	Exercise	Contractual	Number of
Options	Price	Term	Options	Exercise Price

3,814,990	$0.20	7.2	3,800,439	$0.20
2,070,000	$0.16	9.3	2,070,000	$0.16
The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.22 as of December 31, 2010 which would have been received by the options holders had all option holders exercise their options as of that date. At January 2, 2011 there was $8,785 of total unrecognized compensation cost related to non-vested options granted under the 2007 Plan. This cost will be recognized over the next two months.
On July 1st, 2010, the majority of shares represented at the Company’s annual meeting approved a 3,000,000 increase in the number of shares of Common Stock reserved for issuance under the 2007 Plan to 9,000,000 shares.
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
Also on June 12, 2010, the Board of Directors approved the grant of 10,000 Series “B” Preferred Shares to Summit Trading Limited according to their service agreement to provide Investor Relations and Public Relations services to the Company. These preferred shares were fully vested at the execution of the agreement. The face value of the preferred shares is $100 per share and the conversion price to common stock is $0.23. Pursuant to Section 3 of the Agreement, the Company terminated the agreement on December 8, 2010 which such cancelation reduced the number of preferred shares to be issued by one-half to 5,000 shares. As a result of this grant, General and Administrative expenses include $500,000 of stock-based compensation expense.
On June 30th, 2010 the Company’s Board of Directors awarded to its vendors, executives, Board of Directors and employees, non-qualified stock options to purchase 7,703,673 shares of the Company’s common stock with an exercise price of $0.19. The vesting schedule varies from one year through three years. As a result of this grant, the Company will recognize an expense in the total amount of $1,519,255 over the vesting period. At January 2, 2011 there was $850,281 of total unrecognized compensation cost related to non-vested options granted outside of any Plan. This cost will be recognized over approximately 30 months.
On November 17, 2010 the Company’s Board of Directors awarded to Jeffrey Bonasia, a marketing consultant, Non-qualified stock options to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.27. The vesting schedule is over a five month period pursuant to his consulting agreement with the Company. The Company will recognize an expense in the total amount of $55,631 over the vesting period.
Activity of Non-Qualified Stock Options outside of any plan from December 27, 2009 through January 1, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at December 27, 2009	175,000	$0.15	7.2	$-0-
Granted	8,553,673	0.19	9.5
Forfeited	—	—	—
Canceled			—

Outstanding at January 2, 2011	8,728,673	$0.19	9.2	$245,993

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
No provision for current income taxes has been recorded for 2010 and 2009 due to the Company’s cumulative net losses. Significant components of deferred tax assets are net operating loss carryforwards; start-up costs and organizational costs capitalized for tax purposes, and deferred revenue. Significant components of deferred tax liabilities are depreciation of property and equipment. The net deferred tax assets are fully reserved by a valuation allowance due to the uncertainty of realizing the tax benefit of the deferred tax assets.
Net deferred tax assets (liabilities) at January 2, 2011 and December 27, 2009 are as follows:

	2010	2009
Deferred Taxes	Federal	Federal

Net Fixed Assets	555,000	543,000
Net Intangible Assets	228,000	255,000
Deferred Revenues	28,000	54,000
Bad Debt Reserve	2,000	29,000
Deferred Rent	28,000	94,000
Option Expenses on NQ’s	516,000	279,000
Net Operating Loss Carryforwards	9,604,000	7,939,000
Other	9,000	8,000

Total	10,970,000	9,201,000

Deferred Taxes	State	State

Net Fixed Assets	86,000	100,000
Net Intangible Assets	36,000	47,000
Deferred Revenues	4,000	10,000
Bad Debt Reserve	—	5,000
Deferred Rent	4,000	17,000
Option Expenses on NQ’s	80,000	51,000
Net Operating Loss Carryforwards	1,462,000	1,437,000
Other	1,000	1,000

Total	1,673,000	1,668,000

Total Deferred Taxes	12,643,000	10,869,000
Valuation Allowance	(12,643,000)	(10,869,000)

Total Deferred Taxes	—	—

The components of income tax benefit (expense) are as follows:

	2010	2009
Federal
Deferred
Net operating loss carryforward	$1,665,000	$1,183,000
Other	104,000	(175,000)

	1,769,000	1,008,000

State
Deferred
Net operating loss carryforward	252,000	207,000
Change in state tax rate	(264,000)	(—)
Other	17,000	(31,000)

	5,000	176,000

Tax benefit before adjustment to valuation allowance	1,774,000	1,184,000
Adjustment to valuation allowance	1,774,000)	(1,184,000)

Net tax benefit	$—	$—

The Company’s effective income tax rate differs from the federal statutory income tax rate as follows for the fiscal years ended January 2, 2011 and December 27, 2009.

	2010	2009

Federal tax provision rate	34%	34%
State tax provision, net of federal provision	5.3%	6%
Change in valuation allowance	(39.3%)	(40%)

	—	—

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
The Company’s income tax returns have not been audited by the Internal Revenue Service (IRS) or any state taxing authority. The years 2007 through 2010 remain open to examination by the IRS and state taxing authority. The Company believes it is not subject to any tax exposure beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense. As of the date ASC 740 was adopted, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the years ended January 2, 2011 and December 27, 2009
Federal and state net operating loss carryforwards expire in 2030. Ownership changes, as defined in Section 382 of the Internal Revenue Code, may have limited the amount of net operating loss carryforwards that may be utilized annually to offset future taxable income. Subsequent ownership changes could further affect the limitation in future years.

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
Future minimum payments at January 2, 2011 under non-cancelable leases are as follows:

2011	$466,000
2012	470,000
2013	473,000
2014	440,000
2015	157,000
Thereafter	36,000

$2,042,000

Employment Agreements
On June 30, 2010, the Company has decided to amend its chief executive officer employment agreement to extend the employment period through October 15, 2013. As part of the amendment of the agreement, Mr. Naddaff received non-qualified stock options to purchase 3,250,000 shares of the Company’s common stock at an exercise price of $0.19, and half of options are vested at grant and the other half over a period of three years. Also, the employment agreement for its chief operating officer was amended to extend the term to continue through January 22, 2013. In connection with the execution of this amendment, the Company granted non-qualified stock options to purchase 1,205,673 shares of the Company’s common stock at an exercise price of $0.19 per share. One half of the options shall vest upon the date of the grant and the other half of the options shall vest in equal amounts on the first day of each month for thirty-six months following the date of the grant. As a result of these grants the company will recognized an expense of $878,711 over the next thirty months; this amount is already included in the total amount to be expensed in our Foot note No. 8 for stock based compensation.
Legal matters
We are subject to legal proceedings and claims which arise in the normal course of business. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us and we intend to defend vigorously each such case. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period. In the opinion of management, the ultimate liabilities with respect to these actions will not have a material adverse effect on the Company’s financial position, results of operations or cash flow.

12. Supplemental Disclosures of Cash Flow Information:

	2010	2009

Cash paid during the year for interest	$70,880	$78,532

Accrued dividends on preferred stock	$225,779	$-0-

Property and equipment acquired with capital lease	$8,163	$12,357

13. Loss per share
The amounts used for basic and diluted per share calculations are as follows:

	2010	2009
Net loss	$(8,189,022)	$(3,957,351)

Dividends on preferred stock	225,779	-0-

Net loss allocable to common stockholders	$(8,414,801)	$(3,957,351)

Weighted average number of shares outstanding — basic and diluted	39,184,919	35,320,547

Basic and diluted loss per common share	$(0.21)	$(0.11)

Our diluted earnings (loss) per share is the same as our basic loss per share since the effect of the assumed exercise of options and warrants to purchase common stock is anti-dilutive. A total of 65,597,193 and 49,065,349 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the years ended January 2, 2011 and December 27, 2009, respectively, because their inclusion would have been anti-dilutive.
14. Segment Data
The Company operates two business segments; Store Operations and Franchise Operations. The Store Operations segment comprises the operating activities of restaurants owned or operated by the Company. The Franchise Operations segment is comprised of the operating activities of the franchise business unit which licenses qualified operators to conduct business under the Knowfat and UFood Grill tradenames and also costs to monitor the operations of these business units. Under the terms of the franchise agreements, the licensed operators pay royalties and fees to the Company in return for the use the UFood Grill tradename.
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

Segment information for the Company’s two business segments follows:

	2010	2009
Revenues:
Store operations	$4,518,308	$4,632,651
Franchise operations	424,631	818,225

Total revenue	$4,942,939	$5,450,836

Segment profit (loss):
Store operations	$142,762	$(13,056)
Franchise operations	(923,471)	(842,440)

Total segment loss	$(780,709)	$(855,496)

Advertising, marketing and promotion	$233,457	$219,360
Depreciation and amortization	325,952	407,593
Unallocated general and administrative expenses	2,589,296	1,982,728
Interest (income) expense	3,887,769	934,307
Other (income) expenses, net	371,820	(442,133)

Net loss	$(8,189,022)	$(3,957,351)

Depreciation and amortization:
Store operations	$302,288	$364,757
Franchise operations	23,664	42,836

Total depreciation and amortization	$325,952	$407,593

Capital expenditures:
Store operations	$77,805	$108,102
Franchise operations	17,506	8,808

Total capital expenditures	$95,311	$116,910

Segment assets:
Store operations	$1,468,858	$1,682,070
Franchise operations	2,844,110	3,310,269

Total segment assets	$4,312,968	$4,992,339

15. Subsequent Events
On February 10, 2011, we signed a franchisee agreement with Hawkeye/Badger LLC for a location within the Omni Club in Fort Myers, Florida.
The Army and Air forces Exchange Services (AAFES) has awarded UFood Grill a contract to build and operate two UFood Grill units at Aberdeen Proving Ground in Maryland. The restaurants are projected to open in 2011.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of January 2, 2011, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to our material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our Company. Internal control over financial reporting is defined as a process designed by, or under the supervision of, a Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made in accordance with authorizations of management and directors of the Company; and

•
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
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of January 2, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — An Integrated Framework (September 1992). Because of the material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting, management concluded that, as of January 2, 2011, our internal controls over financial reporting were not effective.

Remediation Plans
Management, in coordination with the input, oversight and support of our Audit Committee, has contracted with a Consultant to assist us in our controls re-design and testing and remediation efforts. As a result of the testing of Internal Controls over Financial Reporting, the Company may determine additional material weaknesses. While we expect these remedial actions to be implemented as soon as possible, these actions were not in place to help us certify that any material weaknesses have been fully remediated as of the end of calendar year 2010. We will continue to develop our remediation plans and implement additional measures into calendar year 2011. Management will actively address operational and internal control remediation efforts. Management will report quarterly to our Audit Committee on the status of the remediation efforts.
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

Item 9B	Other Information
none

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.
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
Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
Incorporated by reference from the information in the Company’s proxy statement for the 2011 Annual Meeting of Stockholders, which the Company will file with the Securities and Exchange Commission within 120 days of the end of the fiscal year to which this report relates.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	The following documents are filed as part of this report:
(1)	Consolidated financial statements (included in Part II, Item 8):
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of January 2, 2011 and December 27, 2009
Consolidated Statements of Operations for the Fiscal Years Ended January 2, 2011 and December 27, 2009
Consolidated Statements of Stockholders’ Equity (Deficit) for the Fiscal Years Ended January 2, 2011 and December 27, 2009
Consolidated Statements of Cash Flows for the Fiscal Years Ended January 2, 2011 and December 27, 2009
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

UFOOD RESTAURANT GROUP, INC.

Date: March 18, 2011	By:
/s/ George Naddaff George Naddaff
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Naddaff
George Naddaff	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 18, 2011
/s/Charles A. Cocotas
Charles A. Cocotas	President and Chief Operating Officer, Director	March 18, 2011

/s/ Irma Norton
Irma Norton	Chief Financial Officer (Principal Financial Officer)	March 18, 2011

/s/ Mark Giresi
Mark Giresi	Director	March 18, 2011

/s/ Robert Grayson
Robert Grayson	Director	March 18, 2011

Keith Mueller
Keith Mueller	Director	March 18, 2011

/s/ Rick Golden
Rick Golden	Director	March 18, 2011

21	Subsidiaries of the Registrant*

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*