Form 10-K/A
period 2011-01-02
UFood Restaurant Group, Inc.
filed 2011-05-02
CIK 1369233

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
Common stock, $.001 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the registrant was approximately $10,176,259 based on the last sale price of the common stock as of June 27, 2010 (the last business day of the most recently completed second fiscal quarter). Shares held by each officer and director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such person may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
There were 40,581,557 shares of our Common Stock issued and outstanding as of April 7, 2011
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE
Our annual report on Form 10-K of UFood Restaurant Group, Inc. (“UFood”, “we”, “our”, “us”, or the “Company”) for the year ended January 2, 2011, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2011, and this Amendment No. 1 is being filed solely to include responses to the items required by Part III. This Amendment No. 1 does not reflect events occurring after March 21, 2011, the date of the filing of our original Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.
As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated April 19, 2011 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated April 19, 2011.

PART III
DIRECTORS, EXECUTIVE OFFICERS,
PROMOTERS AND CONTROL PERSONS
Our executive officers and directors are as follows:

Name	Age	Position

George Naddaff	81	Chief Executive Officer and Chairman of the Board of Directors

Charles Cocotas	75	President and Chief Operating Officer, Director

Irma Norton	43	Chief Financial Officer

Robert C. Grayson	65	Director

Mark Giresi	52	Director

Richard Golden	57	Director

Keith Mueller	51	Director
Background of Officers and Directors
George Naddaff has been our Chairman and Chief Executive Officer since December 18, 2007. Prior to the merger, Mr. Naddaff was the Chief Executive Officer of KnowFat Franchise Company (“KnowFat”), a predecessor to the Company, since February 2004, its CEO since September 2007 and its Chairman of the Board since March 2004. From February 1986 to February 2004, he was Chief Executive Officer of Business Expansion Capital, Inc., an investment firm located in Newton, Massachusetts. From 1997 to 2001, he held various management positions (including acting Chief Executive Officer) at Ranch*1, Inc., a franchisor of quick service restaurants with its headquarters in New York, New York. Mr. Naddaff is one of the founders of KnowFat Franchise Co., Inc. with more than 40 years of experience in the franchise industry. In addition to Boston Chicken, Mr. Naddaff has been significantly involved with several other successful concepts including the founding of Mulberry Child Care Centers, which had over 90 company-owned childcare centers when it was sold to Kindercare, America’s largest chain. George also founded Living and Learning Schools, which operated more than 50 upscale childcare facilities and was sold to Kindercare in 1980. In addition, he founded VR Business Brokers, the nation’s largest business brokerage franchise with over 350 offices, which was acquired in 1986 by Christies, LLP, London. In 1984, as a director and investor in Sylvan Learning Centers, Mr. Naddaff helped launch their franchising effort which today has over 1100 units. Mr. Naddaff is a serial entrepreneur and franchise leader, which are excellent attributes to be the Chairman of Board and CEO of our Company.
Charles A. Cocotas has been our President and Chief Operating Officer and a director since December 18, 2007. Mr. Cocotas joined KnowFat as a consultant in May 2007. In September 2007 he was appointed as UFood’s President and Chief Operating Officer. From 1999 to 2007, Mr. Cocotas was principal of the Charles A. Cocotas Restaurant Consulting firm in Massachusetts. Mr. Cocotas has served as Executive Vice-President with International Dairy Queen. Inc, Chief Operating Officer of Churchs Fried Chicken, was the original President/Chief Operating Officer of Boston Chicken, Inc., President/CEO of TCBY, Inc., and Chairman of the Board/CEO of Best Friends Pet Care, Inc. He is an experienced executive with more than 35 years experience in the restaurant industry, which included the launch of start-up ventures as well as turn-arounds with established corporations operating both Company and franchise restaurants. Mr. Cocotas’ leadership experience, particularly as a food operator for over three decades, and extensive functional skill set give him an appreciation for business practices that are vital to the success of a developing company such as ours.
Irma Norton joined KnowFat as its Controller in November 2004 and became our Chief Financial Officer in April 2009. Most recently (from September 2002 through October 2004), Ms. Norton was the controller for Handmade Bow Company, a privately held consumer products company. Prior to that position, from March 1990 through October 1995, Norton was the CFO for the Dunkin’ Donuts master franchisee in Mexico. Ms. Norton holds a B.A. degree in Accounting from University of Guadalajara in Mexico and is a graduate of the distinguished Executive Management Program of ITAM in Mexico City.

Robert C. Grayson has been a director of KnowFat since 2004 and a director of UFood since 2007. Since 1992 Mr. Grayson has been President and Chief Executive Officer of RC Grayson and Associates, a retail-oriented consulting firm in New York City. Mr. Grayson served initially as an outside consultant to Tommy Hilfiger Corp., a wholesaler and retailer of men’s sportswear and boyswear, and later accepted titles of Chairman of Tommy Hilfiger Retail, Inc. and Vice Chairman of Tommy Hilfiger Corp. From 1970 to 1992, Mr. Grayson served in various capacities for Limited Inc., including President and CEO of Lerner New York from 1985 to 1992, and President and CEO of Limited Stores from 1982 to 1985. He also serves as a director of Kenneth Cole Productions, St. John Knits, Lillian August Inc., and Stax Incorporated. Mr. Grayson’s leadership roles in the retail industry, consumer marketing, research and development, retail technology have made him an integral member of our Board.
Mark Giresi has been a director of KnowFat since December 6, 2007, and a director of UFood since 2007. From February 2000 until May 2008, Mr. Giresi worked for Limited Brands where, as Executive Vice President, he was responsible for the retail operation of Victoria’s Secret, Bath & Body Works, Express and The Limited, as well as real estate, store design and construction and loss prevention functions. Most recently, he led the strategic growth of Victoria’s Secret and Bath & Body Works outside of the United States. Prior to Limited Brands, Mr. Giresi spent almost 16 years at Burger King Corporation, where he held several executive positions including Senior Vice President of U.S. Franchise Operations and Development and Worldwide General Counsel. Mr. Giresi holds a Bachelor of Sciences degree in accounting from Villanova University and a Juris Doctorate degree from Seton Hall Law School. He also serves as a director of NXT Nutritional Holdings, Inc. His extensive experience in retail, food and franchising industries has been a tremendous contribution to our board.
Richard Golden is currently a private investor in a number of emerging companies and takes an active role in overseeing the investments. From 2007 to mid-2010, he was a Managing Director of Alumni Capital Network, a private equity firm specializing in buying and building small to mid-sized businesses. He managed the fund-raising for the firm’s $68 million fund and served on the Board of the company. Previously, he spent 28 years with Accenture in various executive management roles as well as managed large-scaled business improvement projects for Global 1000 companies, concentrating on airlines, manufacturers and retailers. His management positions included Country Managing Director — Sweden and Finland; Managing Director of the Retail Industry in Europe and Africa; Chief Operating Officer for the Products Market Unit; and Corporate Chief of Staff where he helped manage the transition of Accenture from a global partnership to an international corporation. Mr. Golden’s contribution to our Company is his vast experience in leadership roles and fund-raising activities that have made him a critical member of our Board.
Keith Mueller currently serves as Advisor to BookKeeping Express, the only national franchise providing book keeping services to small and medium-sized businesses, and Cate Street Capital, the owner and developer of a New Hampshire based bio-mass power plant that is intended to provide 65 megawatts of clean energy starting in 2010. He also held a number of management roles during his 27 years at Accenture and focused on large clients in the utility Industry. Some of experiences include leading the utilities practice in North America that had over $800 million in revenues and 1,000 people and building an outsourcing practice from start-up to over $500 million in revenue in four years with over 4,000 individuals. Mr. Mueller’s brings to our board a deep understanding of business strategy and during his tenure as a member he has gained additional expertise in the restaurant industry.
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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s officers, directors and persons who own more than ten percent of the issued and outstanding shares of Common Stock to file reports of beneficial ownership and changes in beneficial ownership with the SEC and to furnish copies of all Section 16(a) forms to the Company. Form 3 filings are known to be late for each of the following directors, officers and beneficial owners of more than 10 percent of any class of equity securities of the Company: George A. Naddaff, Charles A. Cocotas, Irma Norton, Robert C. Grayson, Mark A. Giresi, Richard Golden and Keith Mueller.

Nominations to the Board of Directors
Stockholders may recommend individuals to the Nominating and Corporate Governance Committee of the Board of Directors for consideration as potential director candidates by submitting their names, together with appropriate biographical information and background materials, to the Nominating and Corporate Governance Committee, c/o Corporate Secretary, UFood Restaurant Group, Inc., 255 Washington Street, Suite 150, Newton, MA 02458.
Code of Ethics
We have a Code of Ethics that governs all of our employees, including our CEO, CFO, principal accounting officer or persons performing similar functions. We will provide a copy of our Code of Ethics free of charge to any person upon written request to us at the following address: 255 Washington Street, Suite 150, Newton, MA 02458 Attn: Chief Financial Officer.
Board of Directors
The Board of Directors currently consists of six members. Directors serve until their successors are duly elected or appointed. On February 12, 2008, the Board of Directors designated a Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee of the Board. Mark Giresi, Robert Grayson and Keith Mueller are members of the Compensation Committee, Mark Giresi and Richard Golden are members of the Audit Committee, and Robert Grayson is a member of the Nominating and Corporate Governance Committee of the Board.
Audit Committee Financial Expert
Our Board of Directors has determined that there is no financial expert serving on our Audit Committee. Since we are not a listed issuer as that term is defined in Rule 10A-3 under the Exchange Act, we are not required to have a financial expert serving on our Audit Committee.

Item 11.	Executive Compensation
EXECUTIVE COMPENSATION
Summary Compensation Table
The table below sets forth, for the last two fiscal years, the compensation earned by our Chief Executive Officer and the other executive officers who received annual compensation in excess of $100,000. Each of the named executive officers (the “Named Executive Officers”) is entitled to certain payments in connection with resignation, retirement or other termination, as described more fully under the heading “Agreements with Executive Officers and Consultants.”

						Non-Equity	Nonqualified
Name and						Incentive	Deferred	All Other
Principal				Stock	Option	Plan	Compensation	Annual
Position(s)	Year	Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
(a)	(b)	(c)	(d)	(e)	(f)(1)	(g)	(h)	(i)(2)	(j)
George Naddaff,	2010	$301,620	$-0-	$0	$691,961	$-0-	$-0-	$30,000	$1,023,581
Chairman and CEO	2009	$301,485	$-0-	$7,500	$212,000	$-0-	$-0-	$7,500	$528,485

Charles A. Cocotas	2010	$201,620	$-0-	$-0-	$271,788	$-0-	$-0-	$-0-	$473,408
President and COO	2009	$201,485	$-0-	$-0-	$43,200	$-0-	$-0-	$-0-	$244,685

Irma Norton	2010	$136,215	$-0-	$-0-	$56,278	$-0-	$-0-	$-0-	$192,493
CFO	2009	$133,409	$10,000	$-0-	$4,465	$-0-	$-0-	$-0-	$147,874

Thomas Mackey	2010	$150,000	-0-	$-0-	$52,870	$-0-	$-0-	$10,950	$213,820
SVP of Operations	2009	$150,000	-0-	$-0-	$7,170	$-0-	$-0-	$10,950	$168,120

(1)
These amounts represent the aggregate grant date fair value of awards for fiscal years 2010, and 2009. The fair value of the stock option award(s) was determined using a Black Scholes option pricing model and the assumptions for expected option term, volatility of our Common Stock, risk-free interest rate and expected annual dividend yield disclosed in Note 8, Stock-Based Compensation, of the Notes to our 2010 Consolidated Financial Statements included in the Company’s annual report.

(2)
Mr. Naddaff was paid in 2010 the amount of $30,000 for commissions with respect to franchises sold pursuant to his employment agreement. Mr. Mackey received an auto-allowance for the use of his personal car while doing business.

The salary of Mr. Naddaff is currently $300,000, and the salary of Mr. Cocotas is currently $220,000.
Agreements with Executive Officers
The Company entered into an employment contract with Mr. Naddaff on October 15, 2007 that provides: (i) the term of his employment agreement is for three years; (ii) the base salary for Mr. Naddaff is $300,000, plus benefits; (iii) Mr. Naddaff was granted options to purchase 1,500,000 of our shares under the Equity Incentive Plan; and (iv) if a Mr. Naddaff’s employment is terminated by the Company without cause, or by Mr. Naddaff as a result of a constructive termination by the Company, or as a result of Mr. Naddaff’s death or disability, then the Company is obligated to pay severance (consisting of salary and benefits as in effect at the time of termination) to Mr. Naddaff (or Mr. Naddaff’s legal representatives) for a period equal to the lesser of 12 months or the then-remaining balance of the employment term. The options referenced above have an exercise price of $1.00 per share, have a term of ten years and vest over a three-year period as follows: Mr. Naddaff’s options to purchase (i) 500,000 shares vested upon the grant of the options and (ii) 1,000,000 shares vest in equal monthly amounts of approximately 27,778 shares over a three year period through December 17, 2010. In addition to the foregoing, upon our consummation of the sale of any franchise restaurant, we will pay Mr. Naddaff a fee of $10,000. To the extent any franchise transaction is a part of an Area Development Agreement, the fee will be payable to Mr. Naddaff upon consummation of the franchise sale as follows: (i) $5,000 in cash and (ii) the remaining portion in a number of shares of our common stock having an aggregate value of $5,000 on the date such fee is due. Mr. Naddaff’s employment agreement provides for severance (consisting of base salary and benefits continuation) for a period of up to 12 months upon termination of the executive without cause. On May 1, 2008, the Board of Directors granted to Mr. Naddaff options to purchase 1,000,000 shares of the Company’s Common Stock, exercisable at $1.23, which options were fully vested. These options were not granted pursuant to a compensation plan, but instead represent non-qualified stock options. All options granted to Mr. Naddaff were canceled on May 13 2009 and he received a new grant with the same amount of options to purchase shares of the Company’s common stock under the 2007 Stock Option Plan, at an exercise price of $0.20 with the same vesting schedule as the canceled options. On June 30, 2010, the Company amended its employment agreement with George Naddaff to extend the employment period through October 15, 2013. As part of the amendment of the agreement, Mr. Naddaff received non-qualified stock options to purchase 3,250,000 shares of the Company’s common stock at an exercise price of $0.19. One half of options vested on the date of grant and the other half vest over a period of three years.
On February 12, 2008, the Board of Directors approved an employment agreement with Mr. Cocotas. The agreement provides: (i) for an initial term of two years; (ii) for a base salary of $200,000 per year, plus benefits; (iii) that Mr. Cocotas is entitled to receive options to purchase 200,000 shares of the Company’s Common Stock, exercisable at $1.00 per share of Common Stock, which options shall vest in equal amounts on the first day of each month for twenty-four months following the date of the employment agreement; and (iv) that if Mr. Cocotas’ employment is terminated by him for good reason (as defined in the agreement) or by the Company because of his permanent disability (as defined in the agreement), the Company is obligated to pay severance, consisting of base salary, for a six month period. On May 1, 2008, the Board of Directors granted to Mr. Cocotas options to purchase 300,000 shares of the Company’s Common Stock, exercisable at $1.23, which options shall vest monthly over the remaining period of his employment agreement. These options were not granted pursuant to a compensation plan, but instead represent non-qualified stock options. All options granted to Mr. Cocotas were canceled on May 13 2009 and he received a new grant with the same amount of options to purchase shares of the Company’s Common stock under the 2007 Stock Option Plan, at an exercise price of $0.20 with the same vesting schedule of the canceled options. On June 30, 2010, the employment agreement for Mr. Cocotas was amended to extend the term to continue through January 22, 2013. In connection with the execution of this amendment, the Company granted non-qualified stock options to purchase 1,205,673 shares of the Company’s common stock at an exercise price of $0.19 per share. One half of the options vested upon the date of the grant and the other half of the options shall vest in equal amounts on the first day of each month for thirty-six months following the date of the grant.

Summary Compensation Table
Outstanding Equity Awards at Fiscal Year End
January 2, 2011
The following table sets forth certain information, as of January 2, 2011, concerning securities authorized for issuance under the our Equity Incentive Plan.

				Equity
				Incentive
				Plan
				Awards:
	No. of	No. of		Number of
	Securities	Securities		Securities
	Underlying	Underlying		Underlying
	Unexercised	Unexercised		Unexercised	Option	Option
	Options (#)	Options (#)		Unearned	Exercise	Expiration
Name	Exercisable	Unexercisable		Options	Price	Date

George Naddaff	5,100,694	1,399,306	(1)	-0-	$0.19	April 30, 2018

Charles A. Cocotas	1,892,238	519,110		-0-	0.19	April 30, 2018

Irma Norton	302,580	168,750		-0-	0.19	February 11, 2018

Thomas Mackey	290,000	168,750		-0-	0.19	February 11, 2018

(1)	The vesting schedule for the unexercised shares is outlined in the section entitled “Agreements with Executive Officers and Consultants” above.
2004 Stock Option Plan
UFood Grill did not grant any options or other stock awards under the 2004 Stock Option Plan to any named executive officer in 2010 or 2009.
2007 Equity Incentive Plan
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
Other Equity Awards
On June 30th, 2010 the Company’s Board of Directors awarded to its vendors, executives, Board of Directors and employees, non-qualified stock options to purchase 7,703,673 shares of the Company’s common stock with an exercise price of $0.19. The vesting schedule varies from one year to three years. As a result of this grant, the Company will recognize an expense in the total amount of $1,519,255 over the vesting period. At January 2, 2011 there was $850,281 of total unrecognized compensation cost related to non-vested options granted outside of any Plan. This cost will be recognized over approximately 30 months.

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

On June 30th, 2010, each Director was issued non-qualified stock options to purchase 500,000 shares of the Company’s common stock with an exercise price of $0.19. The vesting schedule is monthly over one year. As a result of this grant, the Company will record an expense of $394,400 over the vesting period. Our directors are reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with their service to us, including travel expenses.

	Stock Awards	Stock Awards
	2009	2010

Robert Grayson	$9,377	$98,606
Mark Giresi	$9,377	$98,606
Keith Mueller	$-0-	$98,606
Richard Golden	$-0-	$98,606
KnowFat did not award stock options or other compensation to its directors in 2007. Our directors are reimbursed for reasonable and necessary out-of-pocket expenses incurred in connection with their service to us, including travel expenses.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Securities Authorized for Issuance under Equity Compensation Plans
The Company has two share-based, shareholder-approved equity compensation plans, the 2004 Stock Option Plan (the “2004 Plan”) and the 2007 Equity Incentive Plan (the “2007 Plan”). Descriptions of these plans, and certain information regarding options issued thereunder, are presented in Note 8, Stock-Based Compensation, of our 2010 Consolidated Financial Statements below.
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

(3)	On July 1st, 2010, the shareholders approved the addition of 3,000,000 stock options available under our 2007 Stock Option Plan for a total of 9,000,000 stock options in that Plan.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The following tables set forth certain information regarding the beneficial ownership of our common stock as of April 7, 2011, by (i) each person who, to our knowledge, owns more than 5% of the Common Stock; (ii) each of our directors and executive officers; and (iii) all of our executive officers and directors as a group. Unless otherwise indicated in the footnotes to the following tables, each person named in the table has sole voting and investment power and that person’s address is c/o UFood Restaurant Group, Inc., 255 Washington Street, Suite 150, Newton, Massachusetts 02458. Shares of Common Stock subject to options or warrants currently exercisable or exercisable within 60 days of April 7, 2011 are deemed outstanding for computing the share ownership and percentage of the person holding such options and warrants, but are not deemed outstanding for computing the percentage of any other person.

	Amount and
	Nature of	Percent
	Beneficial	of
Name and Address of Beneficial Owner	Ownership	Class+

George A. Naddaff(1)	7,238,968	15.14%
Charles A. Cocotas(2)	1,992,710	4.68%
Irma Norton(7)	315,080	*
Robert C. Grayson(3)	705,483	1.71%
Mark Giresi(4)	605,000	1.47%
Keith Mueller(5)	3,594,771	8.1%
Richard Golden(6)	2,975,816	6.8%

Directors and Executive Officers as a group(1)-(6)	17,427,829	30.0%

Kevin Kimberlin(8)	4,483,712	9.95%
535 Madison Avenue New York, NY 10022

*	Less than one percent

+	Based on 40,581,557 shares of common stock issued and outstanding as of April 7, 2011.

(1)
Includes 1,682,907 shares of Common Stock beneficially owned by Mr. Naddaff. Also includes 184,533 shares of Common Stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 7, 2011 and 5,371,528 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 7, 2011. Does not include 1,128,472 shares of Common Stock issuable upon exercise of options granted to Mr. Naddaff which will not be exercisable within 60 days of April 7, 2011.

(2)
Consists of 1,992,710 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 7, 2011. Does not include 418,638 shares of Common Stock issuable upon exercise of options granted to Mr. Cocotas which will not be exercisable within 60 days of April 7, 2011.

(3)
Includes 74,815 shares of Common Stock beneficially owned by Mr. Grayson. Also includes 25,668 shares of Common Stock issuable upon exercise of warrants currently exercisable or exercisable within 60 days of April 7, 2011 and 605,000 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 7, 2011.

(4)	Includes 605,000 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 7, 2011.

(5)
Includes 210,156 shares of Common Stock beneficially owned by Mr. Mueller. Also, includes 1,923,077 shares of Common Stock issuable upon conversion of Preferred Stock and 961,538 shares of Common Stock issuable upon exercise of warrants beneficially owned by Mr. Mueller. Includes 500,000 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 7, 2011.

(6)
Includes 168,124 shares of Common Stock beneficially owned by Mr. Golden. Also, includes 1,538,462 shares of Common Stock issuable upon conversion of Preferred Stock and 769,231 shares of Common Stock issuable upon exercise of warrants beneficially owned by Mr. Golden. Includes 500,000 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 7, 2011.

(7)
Includes 315,080 shares of Common Stock issuable upon exercise of options currently exercisable or exercisable within 60 days of April 7, 2011. Does not include an additional 156,250 shares of Common Stock issuable upon exercise of options granted to Mrs. Norton which will not be exercisable within 60 days of April 7, 2011.

(8)
Includes 102,125 shares of Common Stock beneficially owned by Spencer Trask Breakthrough Partners, LLC (“STBP”) and 3,240,000 shares of Common Stock beneficially owned by Spencer Trask Investment Partners, LLC (“STIP”). Mr. Kimberlin is the non-member manager of both STBP and STIP. Also includes (i) 51,063 shares of Common Stock issuable upon exercise of a warrant held by STBP, (ii) 372,500 shares of Common Stock issuable upon exercise of a warrant held by Concord Equities Group, Inc., (iii) 358,584 shares of Common Stock issuable upon exercise of a warrant held by Spencer Trask & Co., a corporation of which Mr. Kimberlin is the sole stockholder, and (iv) 359,440 shares of Common Stock issuable upon exercise of a warrant held by Washington Associates, LLC. The information set forth in this footnote 8 was obtained from a Form 4 filed by Mr. Kimberlin with the SEC on July 16, 2008.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
Directors and Officers of UFood
In May 2006, KnowFat entered into an agreement with George Naddaff, Chairman and CEO, by which Mr. Naddaff received a warrant to purchase up to 184,533 shares of KnowFat common stock in exchange for Mr. Naddaff’s personal guaranty of KnowFat’s credit obligations to the Bank.
UFood’s directors have received stock option grants and reimbursement of certain expenses. See “Director Compensation” above. Two of our directors are also executive officers.
Transactions with the Placement Agent and Its Related Parties
The Company paid Garden State Securities, Inc. (“Garden State”), the placement agent retained in connection with its 2009 private placement of securities (the “2009 Offering”) (i) a commission of 10% of the aggregate subscription amount of the securities sold in the 2009 Offering, plus (ii) $50,000 for its legal fees and expenses, plus (iii) a non-accountable expense allowance equal to 3% of the aggregate subscription amount of the securities sold in the 2009 Offering. In addition, Garden State (or its assigns) received warrants to purchase a number of shares of common stock equal to twenty percent (20%) of the maximum number of shares of common stock underlying the debentures and warrants sold in the 2009 Offering. As a result of the foregoing, Garden State was paid a commission of $587,400 plus a non-accountable expense allowance of $176,220 and received warrants to purchase 5,100,000 shares of Common Stock for the March 2009 first closing, and 3,936,923 for the April 2009 second and final closing in connection with the 2009 Offering. The terms of these warrants were similar to those issued to investors in the 2009 Offering.
The Company paid Garden State, the placement agent retained in connection with its 2010 Private Placement (i) an aggregate cash fee $344,000; (ii) warrants to purchase an aggregate of 2,243,478 shares of common stock at an exercise price equal to $0.29, and exercisable for a period of 5 years; and (iv) $37,500 for its fees and expenses.
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
The following table sets forth the fees we paid to CCR, LLP, independent registered public accounting firm, during our fiscal years ended January 2, 2011 and December 30, 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements; (ii) services rendered that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as audit fees; (iii) services rendered in connection with tax compliance, tax advice and tax planning; and (iv) all other services rendered.

	Year Ended
	January 2, 2011	December 27, 2009
Audit fees (1)	$55,000	$60,000
Audit-related fees	33,000	33,000
Tax fees (2)	17,100	17,100
All other fees (3)	7,205	-0-

Total fees	$112,305	$110,100

(1)
Audit fees for the year ended January 2, 2011 represent payments made by KnowFat to CCR for professional services in connection with the audit of its annual financial statements. The payments were approved by the Audit Committee.

(2)
Tax fees for the year ended January 2, 2011 represent payments made by KnowFat to CCR for their preparation of Knowfat’s federal and state income tax returns. The payments were approved by the Audit Committee.

(3)
All other fees for the year ended January 2, 2011 are comprised of (i) $2,073 paid to CCR for professional services in connection with their assistance on the review of the S-8 document, (ii) $3,852 for audit of the 401K Plan, and (iii) $1,280 for review of comment letter with the SEC. These amounts were approved by the Audit Committee.

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
The Audit Committee approved the audit-related fees, tax fees and all other fees set forth above for the year ended January 2, 2011.
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

UFOOD RESTAURANT GROUP, INC.
Date: April 18, 2011	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Naddaff George Naddaff	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	April 18, 2011

/s/ Charles Cocotas Charles A. Cocotas	President and Chief Operating Officer, Director	April 19, 2011

/s/ Irma Norton Irma Norton	Chief Financial Officer (Principal Financial Officer)	April 18, 2011

Mark Giresi	Director	April 18, 2011

/s/ Robert Grayson Robert Grayson	Director	April 18, 2011

/s/ Richard Golden Richard Golden	Director	April 18, 2011

/s/ Keith Mueller Keith Mueller	Director	April 18, 2011