Form 10-K/A
period 2011-01-02
UFood Restaurant Group, Inc.
filed 2011-05-18
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment # 2
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
Common stock, $.001 par value per share
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☑ Yes ☐ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site if any, every interactive data required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

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
There were 40,621,840 shares of our Common Stock issued and outstanding as May 16, 2011.

EXPLANATORY NOTE
Our annual report on Form 10-K of UFood Restaurant Group, Inc. (“UFood”, “we”, “our”, “us”, or the “Company”) for the year ended January 2, 2011, was originally filed with the Securities and Exchange Commission (the “SEC”) on March 21, 2011, and this Amendment No. 2 is being filed to correctly reflect the embedded beneficial conversion feature in connection with our most recent financing of Series “B” Preferred Stock.
As required by Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, our Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications dated May 18, 2011 in connection with this Form 10-K/A and written statements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 dated May 18, 2011.
We have amended Items 1A, 7 and 8 of our Report on Form 10-K to reflect the correction explained above. These amended items are set forth in this amendment two.
This Form 10-K/A has not been updated for other events or information subsequent to the date of the filing of the original Form 10-K, except as above. Accordingly, this Form 10-K/A should be read in conjunction with our other filings made with the SEC subsequent to the filing of our original Report on Form 10-K.

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
We have incurred annual operating losses and generated negative cash flows since our inception and have financed our operations principally through equity investments and borrowings. At this time, our ability to generate sufficient revenues to fund operations is uncertain. For the fiscal year ended January 2, 2011, we had revenue of $4,942,939 and incurred a net loss of $8,189,022. For the fiscal year ended December 27, 2009, we had revenue of $5,450,836 and incurred a net loss of $3,957,351. Our total accumulated deficit through January 2, 2011, was $41,416,598.

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
Any future issuance of our equity or equity-backed securities may dilute then-current stockholders’ ownership percentages and could also result in a decrease in the fair market value of our equity securities, because our assets would be owned by a larger pool of outstanding equity. As stated above, we may need to raise additional capital through public or private offerings of our common or preferred stock or other securities that are convertible into or exercisable for our common or preferred stock. We may also issue such securities in connection with hiring or retaining employees and consultants (including stock options issued under our equity incentive plans), as payment to providers of goods and services, in connection with future acquisitions or for other business purposes. Our Board of Directors may at any time authorize the issuance of additional common or preferred stock without common stockholder approval, subject only to the total number of authorized common and preferred shares set forth in our articles of incorporation. We are currently authorized to issue an aggregate of 310,000,000 shares of capital stock, consisting of 300,000,000 shares of common stock and 10,000,000 shares of preferred stock with preferences and rights to be determined by our Board of Directors. As of January 2, 2011, there were 40,487,294 shares of common stock outstanding, 65,597,193 shares of common stock subject to outstanding options and warrants and 96,325 shares of preferred stock. The terms of equity securities issued by us in future transactions may be more favorable to new investors, and may include dividend and/or liquidation preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect. Also, the future issuance of any such additional shares of common or preferred stock or other securities may create downward pressure on the trading price of the common stock. There can be no assurance that any such future issuances will not be at a price (or exercise prices) below the price at which shares of the common stock are then traded on the OTC Bulletin Board or other then-applicable over-the-counter quotation system or exchange.

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
Our common stock is quoted on the OTC Bulletin Board under the symbol “UFFC.OB.” As of May 16, 2011, there were 40,621,840 shares of our common stock issued and outstanding and 65,250,052 shares issuable upon exercise of outstanding stock options and warrants. On that date, there were approximately 376 holders of record of shares of our common stock.
Prior to the merger on December 18, 2007, there was a limited sales history for our common stock, because it had never been actively traded. As of May 16, 2011, the last reported sale price of our shares on the OTC Bulletin Board was $0.17. For the periods indicated, the following table sets forth the range of high and low bid quotations for our common stock, as reported by Nasdaq in the Info Quotes section of its web site located at www.nasdaq.com. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.
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
Securities Authorized for Issuance under Equity Compensation Plans
The Company has two share-based, shareholder-approved equity compensation plans, the 2004 Stock Option Plan (2004 Plan) and the 2007 Equity Incentive Plan (2007 Plan). Descriptions of these plans, and certain information regarding options issued thereunder, are presented in Note 8, Stock-Based Compensation, of Notes to Consolidated Financial Statements ended January 2, 2011 and December 27, 2009.

As of the end of fiscal year 2010, we had the following securities authorized for issuance under our equity compensation plans:

	Number of			Number of securities
	securities to be			remaining available for
	issued upon		Weighted-average	future issuance under
	exercise of		exercise price of	equity compensation plans
	outstanding		outstanding options,	(excluding securities
Plan Category	options		warrants and rights	reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	5,917,747	(2)	$0.19	3,115,010	(3)

Equity compensation plans not approved by security holders	8,728,673	(1)	$0.19	0

Total	14,646,420		$0.19	3,115,010

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
Net interest expense/income for the year ended January 2, 2011, increased by $2,953,480, to $3,887,787, from $934,307 for the year ended December 27, 2009. The increase in net interest expense was primarily due to the conversion of the outstanding Debentures into Series”A” preferred stock. As a result of the conversion, the outstanding balances for deferred financing costs and the debt discount associated with the beneficial conversion feature of the debentures had to be booked as interest expense. The beneficial conversion feature was being accreted using the effective interest method over the term of the debenture.

The detail of the interest expense is as follows:

	Year Ended
	January 2,	December 27,
	2011	2009

Beneficial conversion feature (98.2% of the remaining balance)	$2,774,619	$310,201
Deferred Financing	750,154	266,176
Interest expense (net)	370,102	378,639

Net interest expense	$3,894,875	$955,016

Other income (expense) for the year ended January 2, 2011 changed by $813,953 to an expense of $371,820, from $442,133 of income for the year ended December 27, 2009. The variance of other expenses was primarily due to the following;

	2010		2009	Variance
Change in fair value of 2008 Warrants- Income(expense)	$(1,447,919	)(1)	$349,498	$(1,797,417)
Change in fair value of 2009 Warrants- Income(expense)	(4,616,401	)(2)	—	(4,616,401)
Extinguishment of debt	5,692,500	(3)	74,967	5,617,533
Other Income	—		17,668	(17,668)

Total Other Income(expense)	$(371,820)		$442,133	$(813,953)

(1)
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

(2)
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

(3)
In conjunction with the extinguishment of debt and in accordance to ASC 470-20-30, if the intrinsic value of the beneficial conversion feature is greater than the proceeds allocated to the convertible instrument, the amount of the discount assigned to the beneficial conversion feature shall be limited to the amount of the proceeds allocated to the convertible instrument. As such, the beneficial conversion feature of the preferred shares is equal to $5,692,500.

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

We evaluated the Series “B” Preferred Stock issued and have recorded the intrinsic value of the embedded beneficial conversion feature of $1,793,428 as additional paid in capital. The embedded beneficial conversion feature was treated as a deemed dividend and, as such, has been expensed to retained earnings.
Furthermore, we have calculated the relative fair value of the warrants in connection with the Offering on their date of grant, which was determined to be $1,074,563 and was recorded as additional paid-in capital. The fair value of the warrants was computed using the Black-Scholes option pricing model. The fair value of the warrants was calculated on the dates of issuance, using the following assumptions

	October 4, 2010	October 29, 2010

Expected term (years)	5 Years	5 Years
Expected volatility	118.45%	118.45%
Risk-free interest rate	1.26%	1.17%
Expected annual dividend	0.00%	0.00%
Debentures and Debentures Exchange
On March 19 and April 20, 2009, the Company sold 8% Senior Secured Convertible Debentures (the Debentures) to accredited investors in the principal amount of $5,874,000. Those Debentures were convertible into 45,184,615 shares of common stock of the Company at the rate of $0.13 per share. The Debentures bore interest at a rate of 8% per annum, payable quarterly and are due three years from the date they are issued. In addition, each investor will received 5-year detachable warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. The potential common shares from the assumed conversion of the debentures and exercise of warrants related to this transaction were excluded from the calculation of diluted net loss per share for the year ended January 2, 2011 because their inclusion would have been anti-dilutive.
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
On October 1, 2010, the Company consummated the extinguishment of approximately ninety-eight percent (98%) of the Debentures in exchange for shares of the Company’s Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”). An aggregate principal amount of $5,692,500 of outstanding Debentures was extinguished in exchange for 56,925 shares of Series A Preferred Stock. The face value of each preferred share is $100 with an aggregate value of the transaction of $5,692,500. The holders of Series A Preferred Stock will be entitled to receive, before any cash is paid out or set aside for any shares of the Company’s Common Stock (but on an equal basis with the Company’s Series B 8% Redeemable Convertible Preferred Stock) dividends at the annual rate of 8% of the Stated Value of the Preferred Shares, subject to adjustment for stock splits, etc. The dividends will be accruing and cumulative and will be paid upon the occurrence of a liquidation, deemed liquidation, dissolution or redemption if not previously declared and paid.
Effective immediately with respect to one-half of the shares of Series A Preferred Stock issued in connection with the Debenture Exchange, and effective January 1, 2011 with respect to the remaining shares of Series A Preferred Stock issued in connection with the Debenture Exchange, each holder of Series A Preferred Stock may convert his, her or its shares of Series A Preferred Stock into shares of Common Stock at a conversion price equal to $0.13. The number of shares of the common stock into which the Series A Preferred Stock is currently convertible is 43,788,462. However, the number of shares of Common Stock into which the Series A Preferred Stock is convertible is subject to adjustment to prevent dilution in the event of a stock split or stock dividend. The Series A Conversion Price is also subject to a weighted average price protection. Effective January 1, 2011, the Company may, at its election, require the conversion of the Series A Preferred Stock to shares of Common Stock at the Series A Conversion Price if the closing price of the Common Stock for 10 consecutive trading days equals or exceeds 300% of the Series A Conversion Price and the average daily volume of the shares of Common Stock for the same period exceeds 250,000 shares.

Approximately $2,200,042 of the debt discount relating to the beneficial conversion option and the 2009 Warrants issued to the Debenture holders was recorded to interest expense as a result of the extinguishment of the Debentures. Furthermore, the intrinsic value of the beneficial conversion feature at the date of extinguishment was calculated to be approximately $5,692,500 and, as such, we recorded a gain on extinguishment of debt for that amount.
We have evaluated the Series “A” Preferred Stock issued and have recorded the intrinsic value of the embedded beneficial conversion feature of $5,692,443 as additional paid in capital. The embedded beneficial conversion feature was treated as a deemed dividend and, as such, has been recorded to retained earnings.
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
The business reasons to execute the exchange of the debenture for preferred stock were:
•	Eliminating the debt provides us with more operational flexibility in terms of allocating financial resources.
•
We believe adding to our equity and reducing debt provides us with a stronger financial position and will allow us to more readily attract new capital to execute the operating plan and provide the time needed to reach profitability.

•	Reducing debt in return for equity provides some assurance to potential franchisees of a longer term commitment from investors for us to reach profitability.
Commitments, Contractual Obligations and Off Balance Sheet Arrangements
In addition to our capital expenditures requirements, we have certain other contractual and committed cash obligations. Our contractual cash obligations primarily consist of non-cancelable operating leases for our stores, and administrative offices. Lease terms for our stores and administrative offices are generally for seven to ten years with renewal options at most locations and generally require us to pay a proportionate share of real estate taxes, insurance, common area, and other operating costs. Some store leases provide for contingent rental (i.e., percentage rent) payments based on sales in excess of specified amount. Certain of our lease agreements provide for scheduled rent increases during the lease terms or for rental payments commencing at a date other than the date of initial occupancy.

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
As discussed in Note No. 15, the consolidated financial statements as of and for the year ended January 2, 2011 have been restated.
/s/ CCR LLP
Westborough, Massachusetts
March 18, 2011, except for Note No. 15 which is May 18, 2011

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
January 2, 2011 and December 27, 2009
Assets

	2010
	Restated	2009
ASSETS

Current assets:
Cash and cash equivalents	$2,797,452	$2,278,427
Restricted cash	40,041	60,425
Accounts receivable, net	8,334	180,134
Inventories	118,324	123,648
Prepaid expenses and other current assets	78,310	68,605

	3,042,461	2,711,239

Property and equipment:
Equipment	1,006,238	937,857
Furniture and fixtures	210,251	202,205
Leasehold improvements	1,722,654	1,744,594
Website development costs	27,050	37,050

	2,966,193	2,921,706
Accumulated depreciation and amortization	1,863,148	1,560,402

	1,103,045	1,361,304

Other assets:
Deferred financing costs, net	7,717	757,873
Goodwill	75,363	75,363
Other	84,382	86,560

	167,462	919,796

Total assets	$4,312,968	$4,992,339

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
January 2, 2011 and December 27, 2009
Liabilities and Stockholders’ Equity

	2010
	Restated	2009
LIABILITIES
Current liabilities:
Current portion of long-term debt	$450,000	$857,882
Current portion of capital lease obligations	27,496	58,820
Accounts payable	279,102	285,150
Franchisee deposits	80,000	157,500
Accrued dividends	225,779	—
Accrued expenses and other current liabilities	165,632	157,870

	1,228,009	1,517,222

Long-term liabilities:
Long-term debt	62,120	3,044,001
Warrant liability	1,451,669	3,750
Capital lease obligations	17,844	39,071
Other noncurrent liabilities	83,716	276,920

	1,615,349	3,363,742

Total liabilities	2,843,358	4,880,964

EQUITY

Stockholders’ equity:
Preferred stock, $0.001 par value, 10,000,000 shares authorized,
Series “A” 56,925 shares issued and outstanding	57	—
Series “B” 39,400 shares issued and outstanding	39	—
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,487,294 and 37,934,907 shares issued and outstanding, respectively	40,487	37,935
Additional paid-in capital	42,845,625	25,589,311
Accumulated deficit	(41,416,598)	(25,515,871)

Total stockholders’ equity	1,469,610	111,375

Total liabilities and stockholders’ equity	$4,312,968	$4,992,339

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
For the Fiscal Years Ended January 2, 2011 and December 27, 2009

	2010	2009
Revenues:
Store sales	$4,518,308	$4,632,651
Franchise royalties and fees	312,589	429,537
Other revenue	112,042	388,648

	4,942,939	5,450,836

Costs and expenses:
Store operating expenses:
Food and paper costs	1,332,303	1,336,240
Cost of Goods sold	328,550	344,219
Labor	1,284,751	1,354,101
Occupancy	397,944	554,923
Other store operating expenses	814,333	778,155
General and administrative expenses	4,129,282	3,696,425
Advertising, marketing and promotion expenses	233,457	219,360
Depreciation and amortization	325,952	407,593
Impairment of goodwill	—	136,000
Loss on disposal of assets	25,782	88,997

Total costs and expenses	8,872,354	8,916,013

Operating loss	(3,929,415)	(3,465,177)

Other income (expense):
Interest income	7,088	20,709
Interest expense	(3,894,875)	(955,016)
Other (expense) income	(371,820)	442,133

Other income (expense), net	(4,259,607)	(492,174)

Loss before income taxes	(8,189,022)	(3,957,351)
Income taxes	—	—

Net loss	$(8,189,022)	$(3,957,351)
Dividends on preferred stock	(225,779)	—

Net loss attributable to common stockholders	$(8,414,801)	$(3,957,351)

Basic and diluted earnings (loss) per share	$(0.21)	$(0.11)

Weighted average number of shares outstanding — basic and diluted	39,184,919	35,320,547
See accompanying notes.

UFOOD RESTAURANT GROUP, INC.
and SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the Twelve Months ended January 2, 2011 and December 27, 2009

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total
Balances, December 28, 2008 as filed	—	—	34,818,490	34,818	24,998,924	(24,717,544)	316,198
Cumulative effect of reclassification of warrants to warrants liabilities	—	—	—	—	(3,512,272)	3,159,024	(353,248)
Common stock issued for marketing and promotional services	—	—	—	—	150,920	—	150,920
Common stock issued for interest payment	—	—	2,982,671	2,983	312,995	—	315,978
Exercise of stock options into common stock	—	—	7,618	8	45	—	53
Common stock issued for franchise sales commission	—	—	82,895	83	14,917	—	15,000
Stock-based compensation	—	—	—	—	483,625	—	483,625
Issuance of warrants and beneficial conversion feature in connection	—	—	—	—	3,130,200	—	3,130,200
Forfeitures of common stock	—	—	(33,690)	(34)	34	—	—
Exercised debentures into common stock	—	—	76,923	77	9,923	—	10,000
Net loss for year ended December 27, 2009	—	—	—	—	—	(3,957,351)	(3,957,351)

Balances, December 27, 2009	—	—	37,934,907	$37,935	$25,589,311	$(25,515,871)	$111,375

Preferred stock series “A” issued	56,925	57	—	—	5,692,443	—	5,692,500
Preferred stock series “B” issued	34,400	34	—	—	2,953,703	—	2,953,737
Preferred stock series “B” issued for promotional services	5,000	5	—	—	499,995	—	500,000
Common stock issued for consulting, marketing, & promotional services	—	—	380,000	380	216,218	—	216,598
Common stock issued for interest payment	—	—	1,297,236	1,297	311,587	—	312,884
Stock-based compensation	—	—	—	—	1,055,569	—	1,055,569
Forfeitures of common stock	—	—	(1,773)	(2)	2	—	—
Exercised debentures & warrants into common stock	—	—	876,924	877	116,969	—	117,846
Change in the warrants’ fair value	—	—	—	—	4,616,401	—	4,616,401
Beneficial conversion feature- deemed dividend	—	—	—	—	1,793,428	(1,793,428)	—
Dividends on preferred stock	—	—	—	—	—	(225,779)	(225,779)
Extinguishment of Debt	—	—	—	—	—	(5,692,500)	(5,692,500)
Net loss for the year ended January 2, 2011	—	—	—	—	—	(8,189,022)	(8,189,022)

Balances, January 2, 2011 (Restated)	96,325	$96	40,487,294	$40,487	$42,845,625	$(41,416,598)	$1,469,610

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows
For the Fiscal Years Ended January 2, 2011 and December 27, 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(8,189,022)	$(3,957,351)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	325,952	407,593
Adjustment to straight-line rent	(149,912)	—
Amortization of beneficial conversion feature	2,673,952	310,201
Amortization of deferred financing costs	750,155	266,176
Provision for doubtful accounts	(10,254)	161,424
Impairment of goodwill	—	136,000
Loss on disposal of assets	25,782	88,997
Change in value of warrant liability	1,447,919	(349,498)
Stock-based compensation	1,055,569	483,625
Non-cash promotion expenses	716,598	158,302
Non-cash interest payments	312,884	315,976
Gain on extinguishment of debt	(5,692,500)	(74,967)
Change in fair value of warrants (debenture exchange)	4,616,401	—
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	182,054	(189,185)
Inventories	5,323	18,159
Prepaid expenses and other current assets	295	11,052
Other assets and noncurrent liabilities	2,179	2,640
Accounts payable	(6,048)	(248,269)
Franchisee deposits	(77,500)	(542,500)
Accrued expenses and other current liabilities	(35,530)	(187,766)

Net cash used in operating activities	(2,045,702)	(3,189,391)

Cash flows from investing activities:
Proceeds from sale of assets	—	5,600
Acquisition of property and equipment	(95,311)	(116,910)

Net cash used in investing activities	(95,311)	(111,310)

Cash flows from financing activities:
Proceeds from exercise of options	—	53
Proceeds from issuance of common stock	53,846	—
Proceeds from issuance of preferred stock, net of issuance costs	3,054,405	—
Proceeds from issuance of convertible debt	—	5,874,000
Payments for financing costs	—	(1,001,220)
Payments on long-term debt	(407,882)	(375,511)
Payments on capital lease obligations	(60,715)	(62,810)
Decrease in restricted cash	20,384	357,065

Net cash provided by financing activities	2,660,038	4,791,577

Increase in cash and cash equivalents	519,025	1,490,876
Cash and cash equivalents — beginning of year	2,278,427	787,551

Cash and cash equivalents — end of year	$2,797,452	$2,278,427

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
Reclassifications
Certain accounts previously reported in the 2009 consolidated financial statements have been reclassified to facilitate comparability with the current year presentation. The reclassifications had no effect on the 2009 net loss previously reported.
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

The effect of the derivative instrument on the consolidated statements of operations for the year ended January 2, 2011 follows:

		Amount of Gain (Loss)
		Recognized in Income on
		Derivative
	Location of Gain (Loss)
	Recognized in Income on	Twelve Months Ended
	Derivative	January 2, 2011
Derivatives not designated as hedging instruments under ASC No. 815:
Derivative warrant liability	Other Income (Expense)	$(1,447,919)

Total		$(1,447,919)

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
2009 Warrants
On March 19 and April 20, 2009, the Company sold 8% Senior Secured Convertible Debentures (the Debentures) to accredited investors in the principal amount of $5,874,000. Those Debentures were convertible into 45,184,615 shares of common stock of the Company at the rate of $0.13 per share. The Debentures bore interest at a rate of 8% per annum, payable quarterly and are due three years from the date they are issued. In addition, each investor received 5-year detachable warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. The potential common shares from the assumed conversion of the debentures and exercise of warrants related to this transaction were excluded from the calculation of diluted net loss per share for the year ended January 2, 2011 because their inclusion would have been anti-dilutive.
The Company paid Garden State Securities, Inc., the placement agent retained in connection with the 2009 Offering (the 2009 Placement Agent), a commission of $587,400 plus a non-accountable expense allowance of $176,220 and warrants to purchase 9,036,923 shares of Common Stock. The terms of these warrants were similar to those of the 2009 Warrants.
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
On October 1, 2010, the Company consummated the cancellation of ninety-six percent (98%) of its outstanding 8% Senior Secured Convertible Debentures (the “Debentures”) in exchange (the “Debenture Exchange”) for shares of the Company Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”). An aggregate principal amount of $5,692,500 of outstanding Debentures was cancelled in exchange for 56,925 shares of Series A Preferred Stock. The face value of each preferred share is $100 with an aggregate value of the transaction of $5,692,500. The holders of Series A Preferred Stock will be entitled to receive, before any cash is paid out or set aside for any shares of the Company’s Common Stock (but on an equal basis with the Company’s Series B 8% Redeemable Convertible Preferred Stock) dividends at the annual rate of 8% of the Stated Value of the Preferred Shares, subject to adjustment for stock splits, etc. The dividends will be accruing and cumulative and will be paid upon the occurrence of a liquidation, deemed liquidation, dissolution or redemption if not previously declared and paid.

Effective immediately with respect to one-half of the shares of Series A Preferred Stock issued in connection with the Debenture Exchange, and effective January 1, 2011 with respect to the remaining shares of Series A Preferred Stock issued in connection with the Debenture Exchange, each holder of Series A Preferred Stock may convert his, her or its shares of Series A Preferred Stock into shares of Common Stock at a conversion price equal to $0.13 (“Series A Conversion Price”). The number of shares of the common stock into which the Series A Preferred Stock is currently convertible is 43,788,462. However, the number of shares of Common Stock into which the Series A Preferred Stock is convertible is subject to adjustment to prevent dilution in the event of a stock split or stock dividend. The Series A Conversion Price is also subject to a weighted average price protection. Effective January 1, 2011, the Company may, at its election, require the conversion of the Series A Preferred Stock to shares of Common Stock at the Series A Conversion Price if the closing price of the Common Stock for 10 consecutive trading days equals or exceeds 300% of the Series A Conversion Price and the average daily volume of the shares of Common Stock for the same period exceeds 250,000 shares. The terms of the Series A Preferred Stock are more fully set forth in the Certificate of Designation attached hereto as Exhibit 3.2 and incorporated herein by reference.
Upon consummation of the Debenture Exchange, the exercise price of the Common Stock Purchase Warrants purchased by the investors in connection with their Debentures was reduced from $0.14 to $0.09 per share of Common Stock, and the termination date of the Common Stock Purchase Warrants was extended to the six year anniversary of the initial exercise dates of the warrants. In addition, the Common Stock Purchase Warrants were modified so that such warrants are not exercisable until the one year anniversary of the closing of the Debenture Exchange. As such, we have calculated the fair value of the warrants on the date of the modification to be approximately $6,181,501 and recorded the increase in fair value of $4,616,401 as an addition to additional paid-in capital. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 1.26%, no dividends, expected volatility of approximately 118.45%, which was calculated based on a combination of historical volatility and the history of comparable peer companies, and an expected warrant life of approximately 5 years.
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
	62,120	3,044,001

Landmark Center acquisition promissory note with no stated interest rate. Due upon the occurrence of a sales event, as defined in the agreement. The note agreement includes a restrictive covenant requiring the Company’s wholly-owned subsidiary, KnowFat of Landmark Center, Inc., to maintain net equity of not less than $450,000.	450,000	450,000

Term note payable to bank in monthly principal installments of $29,167 commencing January 2007 through December 2010. Interest is payable monthly at the bank’s prime rate (3.25% at May 31, 2010). The note has been fully paid.	—	342,072

Unsecured, non-interest bearing note payable. This note payable is due on demand. Interest imputed on the note using a discount rate of 5% totaled $59,597, which is being amortized over the term of the note. The note has been fully paid.	—	56,033

	2010	2009

Indebtedness incurred in connection with the acquisition of the two franchisee locations. No stated interest rate; this note payable is due on demand. The note has been fully paid.	—	2,137

Note payable to the Watertown landlord in connection with the acquisition of the training center in 2004. The note is payable in monthly installments of $2,566 including interest at 5% through April 2010. This note has been fully paid.	—	7,640

	512,120	3,901,883

Less current portion	450,000	857,882

Long-term debt	$62,120	$3,044,001

Maturities of long-term debt at January 2, 2011 are as follows:

2011	450,000
2012	62,120

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
We evaluated the Series “B” Preferred Stock issued and have recorded the intrinsic value of the embedded beneficial conversion feature of $1,793,428 as additional paid in capital. The embedded beneficial conversion feature was treated as a deemed dividend and, as such, has been expensed to retained earnings.
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
The exercise price and number of shares of Common Stock issuable on exercise of the Investor Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. The Investor Warrants are also subject to a weighted average price protection for the term of the Investor Warrants. The Placement Agent Warrants are substantially identical to the terms of the Investor Warrants except that the Placement Agent Warrants have cashless exercise rights to the extent that a registration statement covering the shares of Common Stock underlying the Placement Agent Warrants is not in effect six months following the date of issuance
Furthermore, we have calculated the relative fair value of the warrants on their date of grant, which was determined to be $1,074,563 and was recorded as additional paid-in capital. The fair value of the warrants was computed using the Black-Scholes option pricing model. The fair value of the warrants was calculated on the dates of issuance, using the following assumptions:

	October 4, 2010	October 29, 2010
Expected term (years)	5 Years	5 Years
Expected volatility	118.45%	118.45%
Risk-free interest rate	1.26%	1.17%
Expected annual dividend	0.00%	0.00%

At January 2, 2011, warrants to purchase 50,950,773 shares of UFood Common Stock were issued and outstanding as follows:

	Number of
Description	Warrants	Exercise Price
New Warrants	607,226	$1.00
Vendor Warrants	2,916,666	$1.25
2008 Placement Agent Warrants	2,988,200	$0.49	(2)
2008 Investor Warrants	7,510,588	$0.59	(2)
2009 Investor Warrants	22,207,692	$0.09	(1)
2009 Placement Agent Warrants	9,036,923	$0.14
2010 Investor Warrants	3,440,000	$0.29
2010 Placement Agent Warrants	2,243,478	$0.29

Total	50,950,773

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

Net deferred tax assets (liabilities) at January 2, 2011 and December 27, 2009 are as follows:

	2010	2009
Deferred Taxes	Federal	Federal

Net Fixed Assets	555,000	543,000
Net Intangible Assets	228,000	255,000
Deferred Revenues	28,000	54,000
Bad Debt Reserve	2,000	29,000
Deferred Rent	28,000	94,000
Option Expenses on NQ’s	516,000	279,000
Net Operating Loss Carryforwards	9,604,000	7,939,000
Other	9,000	8,000

Total	10,970,000	9,201,000

Deferred Taxes	State	State

Net Fixed Assets	86,000	100,000
Net Intangible Assets	36,000	47,000
Deferred Revenues	4,000	10,000
Bad Debt Reserve	—	5,000
Deferred Rent	4,000	17,000
Option Expenses on NQ’s	80,000	51,000
Net Operating Loss Carryforwards	1,462,000	1,437,000
Other	1,000	1,000

Total	1,673,000	1,668,000

Total Deferred Taxes	12,643,000	10,869,000
Valuation Allowance	(12,643,000)	(10,869,000)

Total Deferred Taxes	—	—

The components of income tax benefit (expense) are as follows:

	2010	2009
Federal
Deferred
Net operating loss carryforward	$1,665,000	$1,183,000
Other	104,000	(175,000)

	1,769,000	1,008,000

State
Deferred
Net operating loss carryforward	252,000	207,000
Change in state tax rate	(264,000)	—
Other	17,000	(31,000)

	5,000	176,000

Tax benefit before adjustment to valuation allowance	1,774,000	1,184,000
Adjustment to valuation allowance	(1,774,000)	(1,184,000)

Net tax benefit	$—	$—

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
Segment information for the Company’s two business segments follows:

	2010	2009
Revenues:
Store operations	$4,518,308	$4,632,651
Franchise operations	424,631	818,225

Total revenue	$4,942,939	$5,450,836

Segment profit (loss):
Store operations	$142,762	$(13,056)
Franchise operations	(923,471)	(842,440)

Total segment loss	$(780,709)	$(855,496)

Advertising, marketing and promotion	$233,457	$219,360
Depreciation and amortization	325,952	407,593
Unallocated general and administrative expenses	2,589,296	1,982,728
Interest (income) expense	3,887,769	934,307
Other (income) expenses, net	371,820	(442,133)

Net loss	$(8,189,022)	$(3,957,351)

Depreciation and amortization:
Store operations	$302,288	$364,757
Franchise operations	23,664	42,836

Total depreciation and amortization	$325,952	$407,593

	2010	2009
Capital expenditures:
Store operations	$77,805	$108,102
Franchise operations	17,506	8,808

Total capital expenditures	$95,311	$116,910

Segment assets:
Store operations	$1,468,858	$1,682,070
Franchise operations	2,844,110	3,310,269

Total segment assets	$4,312,968	$4,992,339

15. Restatement
The consolidated financial statements as of and for the year ended January 2, 2011 have been restated to correctly reflect the embedded beneficial conversion feature in connection with our most recent financing of Series “B” Preferred Stock. The amount of embedded beneficial conversion feature previously reported was $100,667 and the restated amount is $1,793,428 affecting Retained Earnings with an offset to Additional Paid in Capital.
16. Subsequent Events
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
Summary Compensation Table
Outstanding Equity Awards at Fiscal Year End
January 2, 2011
The following table sets forth certain information, as of January 2, 2011, concerning securities authorized for issuance under Equity Incentive Plan.

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
See Exhibit Index below for exhibits filed as part of this Annual Report on Form 10-K/A.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UFOOD RESTAURANT GROUP, INC.
Date: May 18, 2011	By:	/s/ George Naddaff
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ George Naddaff	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	May 18, 2011

/s/ Charles A. Cocotas	President and Chief Operating Officer, Director	May 18, 2011

/s/ Irma Norton	Chief Financial Officer (Principal Financial Officer)	May 18, 2011

/s/ Mark Giresi	Director	May 18, 2011

/s/ Robert Grayson	Director	May 18, 2011

Keith Mueller	Director	May 18, 2011

/s/ Rick Golden	Director	May 18, 2011

21	Subsidiaries of the Registrant*

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*