Form 10-Q
period 2011-04-03
UFood Restaurant Group, Inc.
filed 2011-05-18
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 3, 2011

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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data file required to be submitted and posted pursuant to rule 405 of Regulation S-t during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such
☐ Yes ☐ No
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes ☑ No
As of May 16, 2011, there were 40,581,557 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
April 3, 2011 and January 2, 2011
Assets

	April 3,	January 2,
	2011	2011
	(unaudited)	(audited)
		(restated)

Current assets:
Cash and cash equivalents	$1,936,311	$2,797,452
Restricted cash	40,129	40,041
Accounts receivable, net	10,329	8,334
Inventories	122,642	118,324
Prepaid expenses and other current assets	76,688	78,310

Total current assets	2,186,099	3,042,461

Property and equipment:
Equipment	1,060,933	1,006,238
Furniture and fixtures	300,545	210,251
Leasehold improvements	1,742,506	1,722,654
Website development costs	64,575	27,050

Total property and equipment	3,168,559	2,966,193
Accumulated depreciation and amortization	1,948,799	1,863,148

Net fixed assets	1,219,760	1,103,045

Other assets:
Deferred financing, net	6,173	7,717
Goodwill	75,363	75,363
Other	114,161	84,382

Total other assets	195,697	167,462

Total assets	$3,601,556	$4,312,968

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
April 3, 2011 and January 2, 2011
Liabilities and Stockholders’ Equity

	April 3,	January 2,
	2011	2011
	(unaudited)	(audited)
		(restated)

Current liabilities:
Current portion of long-term debt	$450,000	$450,000
Current portion of capital lease obligations	20,557	27,496
Accounts payable	401,608	279,102
Franchisee deposits	87,500	80,000
Accrued dividends	400,571	225,779
Accrued expenses and other current liabilities	171,159	165,632

Total current liabilities	1,531,395	1,228,009

Long-term liabilities:
Long-term debt	67,679	62,120
Warrant liability	1,133,264	1,451,669
Capital lease obligations	14,522	17,844
Other noncurrent liabilities	81,558	83,716

	1,297,023	1,615,349

Total liabilities	2,828,418	2,843,358

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
Series “A” 56,925 shares issued and outstanding	57	57
Series “B” 39,400 shares issued and outstanding	39	39
Common stock, $0.001 par value, 300,000,000 shares authorized, 40,567,428 and 40,487,294 shares issued and outstanding at April 3, 2011 and January 2, 2011 respectively	40,567	40,487
Additional paid-in capital	43,055,705	42,845,625
Accumulated deficit	(42,323,230)	(41,416,598)

Total stockholders’ equity	773,138	1,469,610

Total liabilities and stockholders’ equity	$3,601,556	$4,312,968

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations — Unaudited
For the Fiscal Quarters Ended April 3, 2011 and March 28, 2010

	Fiscal Quarters Ended
	April 3,	March 28,
	2011	2010
Revenues:
Store sales	$918,068	$1,068,970
Franchise royalties and fees	45,906	40,536

	963,974	1,109,506

Costs and expenses:
Store operating expenses:
Cost of goods sold, food and paper products	276,907	304,470
Cost of goods sold	65,247	83,989
Labor	301,628	306,443
Occupancy	106,913	123,828
Other store operating expenses	193,016	208,642
General and administrative expenses	925,133	717,395
Advertising, marketing and promotion expenses	51,341	27,020
Depreciation and amortization	85,651	82,982

Total costs and expenses	2,005,836	1,854,768

Operating loss	(1,041,862)	(745,262)

Other income (expense):
Other income (expense)	318,405	(68,901)
Interest income	2,424	2,531
Interest expense	(10,807)	(384,212)

Other income (expense), net	310,022	(450,582)

Loss before income taxes	; (731,840)	(1,195,844)
Income taxes	—	—

Net loss	$(731,840)	$(1,195,844)
Dividends on preferred stock	(174,792)	—

Net loss attributable to common stockholders	(906,632)	(1,195,844)

Weighted average number of shares outstanding-basic and diluted	40,538,701	38,338,309

Basic and diluted loss per share	$(0.02)	$(0.03)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows — Unaudited
For the Fiscal Quarters Ended April 3, 2011 and March 28, 2010

	Fiscal Quarters Ended
	April 3,	March 28,
	2011	2010
Cash flows from operating activities:
Net loss	$(731,840)	$(1,195,844)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	85,651	82,982
Amortization of the beneficial conversion feature	5,559	173,628
Deferred financing costs, net	1,545	87,403
Stock-based compensation	168,194	56,448
Change in fair value of warrant liability	(318,405)	68,901
Non-cash advertising, marketing and promotion expenses	50,879	17,212
Non-cash interest payments	—	103,390
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(1,995)	116,339
Inventories	(4,318)	(8,119)
Prepaid expenses and other current assets	1,622	3,012
Other assets and noncurrent liabilities	(29,780)	2,280
Accounts payable	122,506	76,190
Franchisee deposits	7,500	35,000
Accrued expenses and other liabilities	3,370	35,147

Net cash used in operating activities	(639,512)	(346,031)

Cash flows from investing activities:
Acquisition of property and equipment	(202,366)	(13,204)

Net cash used in investing activities	(202,366)	(13,204)

Cash flows from financing activities:
Payments for financing costs	(8,914)	—
Payments on long-term debt	—	(153,312)
Payments on capital lease obligations	(10,261)	(14,531)
Increase in restricted cash	(88)	—

Net cash used in financing activities	(19,263)	(167,843)

Decrease in cash and cash equivalents	(861,141)	(527,078)
Cash and cash equivalents — beginning of year	2,797,452	2,278,427

Cash and cash equivalents — end of period	$1,936,311	$1,751,349

See accompanying notes.

UFOOD RESTAURANT GROUP, INC.
and SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the Fiscal Quarter ended April 3, 2011 (unaudited)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, January 2, 2011, Restated	96,325	$96	40,487,294	$40,487	$42,845,625	$(41,416,598)	$1,469,610

Common stock issued for consulting, marketing & promotional services	—		80,134	80	50,799	—	50,879
Common stock-based compensation	—	—	—	—	168,194	—	168,194
Payments for financing costs	—	—	—	—	(8,913)	—	(8,914)
Dividends on preferred stock	—	—	—	—	—	(174,792)	(174,792)
Net loss for the Fiscal Quarter ended April 3, 2011	—	—	—	—	—	(731,840)	(731,840)

Balance, April 3, 2011	96,325	$96	40,567,428	$40,567	$43,055,705	$(42,323,230)	$773,138

UFOOD RESTAURANT GROUP AND SUBSIDIARY
Notes to Consolidated Financial Statements
Unaudited
1.	Nature of Operations and Basis of Presentation
Nature of Operations
UFood Restaurant Group, Inc. was incorporated in the State of Nevada on February 8, 2006 as Axxent Media Corp. Prior to December 18, 2007, Axxent Media Corp was a development stage company headquartered in Vancouver, Canada. As Axxent Media Corp., the Company’s business was to obtain reproduction and distribution rights to foreign films within North America and also to obtain the foreign rights to North American films for reproduction and distribution to foreign countries. On August 8, 2007, the Company changed its name to UFood Franchise Company, Inc., and on September 25, 2007, changed its name to UFood Restaurant Group, Inc. (“UFood” or “the Company”).
On December 18, 2007, (“the Merger Date”) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (“KnowFat”). Following the merger (“the Merger”), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of April 3, 2011, the Company’s operations consisted of four company-operated restaurants and four franchise-operated locations. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.
As shown in the accompanying consolidated financial statements, the Company has incurred recurring net losses and negative cash flows from operations. Over the past few years, the Company’s operations have been funded through a combination of private equity and debt financing. As of April 3, 2011, the Company had approximately $1,936,000 of unrestricted cash. Based on current trends, management believes that additional franchises will be sold within the next seven months, and that the additional capital raised will be sufficient to support activities through 2011. The Company is subject to a number of risks similar to those of other companies in its industry, including dependence on key individuals, competition from substitute products, the successful attraction of franchisee, and the ability to obtain adequate additional financing necessary to fund continuing operations. The Company is currently in the process of raising additional equity capital. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at April 3, 2011, and the results of its operations and cash flows for the fiscal quarters ended April 3, 2011 and March 28, 2010. The results of operations for the fiscal quarters ended April 3, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended January 2, 2011 included in the Company’s Annual Report as amended by Form 10-K/A filed on May 18, 2011.

2.	Summary of Significant Accounting Policies
Fiscal Quarters
In 2011, our fiscal quarters end on April 3rd, July 3rd, October 2nd of 2011, and January 1st, 2012. In 2010, our fiscal quarters ended on March 28th, June 27th, September 26th and January 2nd, 2011.
Principles of Consolidation
The consolidated financial statements include the assets, liabilities and results of operations of UFood Restaurant Group, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $1,545 and $87,403 for the quarters ended April 3, 2011 and March 28, 2010, respectively, and is included in interest expense.
Valuation of Goodwill
We account for goodwill and other intangible assets under ASC No. 805, Business Combinations, and ASC No. 350-20 to 30, Goodwill and Other Intangible Assets. ASC No. 805 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under ASC No. 350-20 to 30, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. Goodwill attributable to our store operations segment is evaluated on a restaurant-by-restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company was determined based upon the restaurant’s location, cash flows and growth prospects. Goodwill is tested for impairment annually on the first day of the fourth quarter. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
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
Earnings Per Share Data
Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC No. 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the period.
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

Stock-based compensation expense recognized during the fiscal quarter ended April 3, 2011 totaled $168,194 for stock options. Stock-based compensation expense recognized during the fiscal quarter ended March 28, 2010 totaled $56,448 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying consolidated statements of operations.
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
The exercise price and number of shares of Common Stock issuable on exercise of the 2008 Investor Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. The 2008 Investor Warrants are also subject to a weighted average price protection for the term of the 2008 Investor Warrants.
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
The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by ASC No. 815-40, Derivatives and Hedging-Contracts in entity’s Own Equity. The derivative is accounted for and classified as a “warrant liability” within the liabilities section of the consolidated balance sheet. The change in the fair value of the derivative is included within “Other income (expenses)” in the consolidated statements of operations. The change in the fair value of the derivative instrument affects the “Change in fair value of warrant liability” line in the “Cash flows from operating activities” section of the consolidated statements of cash flows.
At the date of issuance of the 2008 Investor Warrants and 2008 Placement Agent Warrants, based upon evaluation under applicable ASC No. 815 Derivatives and Hedging guidance, the Company initially determined that the financial instrument did not constitute a derivative, and, accordingly, reflected the balance within additional paid-in capital as of December 28, 2008 in the Company’s Form 10-K. During the fiscal quarter ended March 29, 2009, the Company re-assessed this categorization based upon the clarified “indexed to an entity’s own stock” criteria specified within ASC No. 815-40, which was effective for fiscal years beginning after December 15, 2008, and concluded that the financial instrument constituted a derivative. The aggregate fair value of the derivative at inception was determined to be $3,512,272, which was recorded as a derivative liability during the fiscal quarter ended March 29, 2009. At December 29, 2008, the aggregate fair value of the derivatives was $353,248. The decrease in the fair value of the derivative in the aggregate amount of $3,159,024 upon adoption of ASC No. 815-40 was recorded in the consolidated statements of changes in stockholders’ equity as a cumulative adjustment gain on derivative during the fiscal quarter ended March 29, 2009.

At April 3, 2011, the aggregate fair value of the derivative was $1,133,264. The decrease in the fair value of the derivative was in the aggregate amount of $318,405 during the fiscal quarter ended April 3, 2011. The decrease in the fair value of the derivative was recorded in the consolidated statement of operations as other income. As a result of the most recent financing during 2010 and pursuant to the terms of the 2008 Investor Warrants, the exercise price was changed to $0.54 from $0.59.
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
Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of April 3, 2011
	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under ASC No. 815:
None

Derivatives not designated as hedging instruments under ASC No. 815:
Derivative warrant liability	Other Liabilities	$1,133,264

Total derivatives		$1,133,264
The effect of the derivative instrument on the Consolidated Statements of Operations for the Quarter Ended April 3, 2011 follows:

		Amount of Gain (Loss)
		Recognized in Income on
	Location of Gain (Loss)	Derivative
	Recognized in Income on	Fiscal Quarter Ended April 3,
	Derivative	2011
Derivatives not designated as hedging instruments under ASC No. 815:
Derivative warrant liability	Other Income (Expense)	$318,405

Total		$318,405
The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by ASC 820, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the warrant liability was estimated on the date of issuance, as of January 2, 2011, and as of April 3, 2011, using the following assumptions:

	At Issuance	January 2, 2011	April 3, 2011
Expected term (years)	5 – 7 Years	2 – 4 Years	2 – 4 Years
Expected volatility	32.34%	156.3%	144.03%
Risk-free interest rate	2.46%	0.61%	0.80%
Expected annual dividend	0.00%	0.00%	0.00%

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative at December 29, 2008, and through the fiscal quarter ended April 3, 2011:

Balance as of December 29, 2008	$—
Fair Value of warrant liability at issuance	3,512,272
Decrease in fair value at December 29, 2008	(3,159,024)
Decrease in fair value at December 27, 2009	(349,498)
Increase in fair value at January 2, 2011	1,447,919
Decrease in fair value during quarter ended April 3, 2011	(318,405)
Balance as of April 3, 2011	$1,133,264
2009 Warrants
On March 19, 2009, the Company sold 8% Senior Secured Convertible Debentures (the Debentures) to investors in the principal amount of $3,315,000 and issued warrants (the 2009 Warrants and, collectively with the Debentures, the Securities) to purchase 12,750,000 shares of our Common Stock to such investors in connection with the first closing of our private placement of securities (the 2009 Offering). On April 20, 2009, the Company sold an additional $2,559,000 of Debentures in connection with the final closing of its private offering to accredited investors. The addition of both closings is $5,874,000 of Debentures. The Debentures bore interest at a rate of 8% and are due three years from the date they are issued. The Debentures were convertible into shares of Common Stock at $0.13 per share. In addition, each investor will received 5-year detachable warrants to purchase a number of shares of Common Stock equal to 50% of the shares underlying the Investor’s Debenture. Interest on the Debentures a rate of 8% per annum was payable on a quarterly basis. Subject to certain conditions, the Company had the right to pay interest on the Debentures in either cash or shares of Common Stock, or in a combination of cash and Common Stock. After the one year anniversary of the first closing of the 2009 Offering, the Company has the right to redeem the Debentures at a 20% premium, subject to certain conditions. Subject to certain conditions, the Company has the right to force conversion of the Debentures into shares of Common Stock. The Company has filed a registration statement with the Securities and Exchange Commission covering all shares of Common Stock issuable upon conversion of the Debentures and/or exercise of the 2009 Warrants.
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
In conjunction with the Debentures and the 2009 Warrants, the Company recorded a debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which is being accreted using the effective interest method over the three year term of the debentures. Since the inception of the Debentures through the first fiscal quarter of 2011 ended on April 3, 2011 the Company has recorded interest expense of $3,090,379 in connection with the debt discount on the warrants and the beneficial conversion feature. Of the $3,130,200 in debt discount, $571,200 had an effective interest rate of 15.18%, and $2,559,000 had an effective interest rate of 82.97%. The Company has undergone additional financing in order to fund future working capital requirements.
Since the issuance of the debentures through September 30, 2010, debentures holders converted their debentures into common stock in the amount of $74,000. On October 1, 2010, the Company consummated the cancellation of ninety-eight percent (98%) of its outstanding 8% Senior Secured Convertible Debentures (the “Debentures”) in exchange (the “Debenture Exchange”) for shares of the Company Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”). An aggregate principal amount of $5,692,500 of outstanding Debentures was cancelled in exchange for 56,925 shares of Series A Preferred Stock.

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
In order to induce the conversion and extinguishment of debt, the exercise price of the Common Stock Purchase Warrants issued to the investors in connection with their Debentures was reduced from $0.14 to $0.09 per share of Common Stock, and the termination date of the Common Stock Purchase Warrants was extended to the six year anniversary of the initial exercise dates of the warrants. In addition, the Common Stock Purchase Warrants were modified so that such warrants are not exercisable until the one year anniversary of the closing of the Debenture Exchange.
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
There were no grants made during the fiscal quarters ended April 3, 2011 and March 28, 2010.
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
The 2007 Plan
There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 9,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. On April 1st, 2010 the Company’s Board of Directors approved the grant of 2,070,000 options to purchase shares of the Company’s common stock to Officers and employees, fully vested at grant. At April 3, 2011, there were 5,711,849 stock options outstanding under the 2007 Plan. At April 3, 2011, options to purchase 5,711,849 shares of Common Stock were exercisable at a weighted average exercise price of $0.19.

Activity under the 2007 Plan for the fiscal quarter ended April 3, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 2, 2011	5,884,990	$0.19	7.9	$200,500
Granted	—	—	—
Exercised	—	—	—
Forfeited	173,141	—	—

Outstanding at April 3, 2011	5,711,849	$0.19	7.6	$78,000

Exercisable at April 3, 2011	5,711,849	$0.19	7.6	$78,000

At April 3, 2011 there were 3,288,151 options available for grant under the 2007 Plan. The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.20 as of April 3, 2011 which would have been received by the options holders had all option holders exercise their options as of that date.
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
Also on June 12, 2010, the Board of Directors approved the grant of 10,000 Series “B” Preferred Shares to Summit Trading Limited according to their service agreement to provide Investor Relations and Public Relations services to the Company. These preferred shares were fully vested at the execution of the agreement. The face value of the preferred shares is $100 per share and the conversion price to common stock is $0.23. Pursuant to Section 3 of the Agreement, the Company terminated the agreement on December 8, 2010 which such cancelation reduced the number of preferred shares to be issued by one-half to 5,000 shares. As a result of this grant, General and Administrative expenses recorded an expense of $500,000 of stock-based compensation expense.
On June 30th, 2010 the Company’s Board of Directors awarded to its vendors, executives, Board of Directors and employees, non-qualified stock options to purchase 7,703,673 shares of the Company’s common stock with an exercise price of $0.19. The vesting schedule varies from one year through three years. As a result of this grant, the Company will recognize an expense in the total amount of $1,519,255 over the vesting period. At April 3, 2011 there was $634,827 of total unrecognized compensation cost related to non-vested options granted outside of any Plan. This cost will be recognized over approximately 27 months.
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
Activity of Non-Qualified Stock Options outside of any plan from January 2, 2011 through April 3, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 2, 2011	8,728,673	$0.19	9.2	$245,993
Granted	—	—	—
Forfeited	174,000	—	—
Canceled			—

Outstanding at April 3, 2011	8,554,673	$0.19	9.0	$73,827

Exercisable at April 3, 2011	5,711,849	$0.19	9.0	$48,074

5.	Capital Stock
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
Debentures conversion into Series “A” Preferred Stock
On October 1, 2010, the Company extinguished of approximately ninety-eight percent (98%) of the Debentures in exchange for shares of the Company’s Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”). An aggregate principal amount of $5,692,500 of outstanding Debentures was extinguished in exchange for 56,925 shares of Series A Preferred Stock. The face value of each preferred share is $100 with an aggregate value of the transaction of $5,692,500. The holders of Series A Preferred Stock will be entitled to receive, before any cash is paid out or set aside for any shares of the Company’s Common Stock (but on an equal basis with the Company’s Series B 8% Redeemable Convertible Preferred Stock) dividends at the annual rate of 8% of the Stated Value of the Preferred Shares, subject to adjustment for stock splits, etc. The dividends will be accruing and cumulative and will be paid upon the occurrence of a liquidation, deemed liquidation, dissolution or redemption if not previously declared and paid.
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
In conjunction with the extinguishment of debt, the Company modified the exercise price of the 2009 Warrants. The exercise price was reduced from $0.14 to $0.09 per share of Common Stock. As such, we have calculated the fair value of the warrants on the date of the modification to be approximately $6,181,501 and recorded the increase in fair value of $4,616,401 as an addition to additional paid-in capital. The fair value of the warrants was computed using the Black-Scholes option pricing model. The Company assumed a risk-free interest rate of 1.17%, no dividends, expected volatility of approximately 118.45%, which was calculated based on a combination of historical volatility and the history of comparable peer companies, and an expected warrant life of approximately 5 years

6.	Income Taxes
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
No provision for current income taxes has been recorded for the fiscal quarters ended April 3, 2011 and March 28, 2010 due to the Company’s cumulative net losses. Significant components of deferred tax assets are net operating loss carryforwards, start-up costs and organizational costs capitalized for tax purposes, and deferred revenue. Significant component of deferred tax liabilities is depreciation of property and equipment.
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
7.	Commitments and Contingencies
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
8.	Supplemental Disclosures of Cash Flow Information:

	2011	2010

Cash paid during the period for interest	$3,703	$19,794

Accrued dividends on preferred stock	174,792	—

9.	Earnings per share
The amounts used for basic and diluted per share calculations are as follows:

	For the fiscal quarters ended
	April 3, 2011	March 28, 2010
Net loss allocable to common stockholders	$(906,632)	$(1,195,844)

Weighted average number of shares outstanding — basic and diluted	40,538,701	38,338,309
Basic and diluted per common share	$(0.02)	$(0.03)

The diluted earnings (loss) per share is the same as our basic loss per share since the effect of the assumed exercise of options and warrants to purchase common stock is anti-dilutive. A total of 65,250,052 and 49,779,658 potential common shares from the assumed exercise of warrants and options were excluded from the calculation of diluted net loss per share for the fiscal quarters ended April 3, 2011 and March 28, 2010, because their inclusion would have been anti-dilutive
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
Segment information for the Company’s two business segments follows:

	Fiscal quarters Ended
	April 3, 2011	March 28, 2010
Revenues:
Store operations	$918,068	$1,068,970
Franchise operations	45,906	40,536

Total revenue	$963,974	$1,109,506

Segment loss:
Store operations	$(84,968)	$(10,441)
Franchise operations	(273,816)	(171,233)

Total segment loss	$(358,784)	$(181,674)

Advertising, marketing and promotion	$62,420	$27,020
Depreciation and amortization	85,651	82,982
Unallocated general and administrative expenses	535,007	440,955
Interest (income) expense	8,383	381,681
Other (income)expense	(318,405)	68,901

Net loss	$(731,840)	$(1,195,844)

11.	Subsequent Events
The Company announced on May 10, 2011 that it has signed a Master License agreement for the development of 8 UFood Grill locations in Puerto Rico.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
The following discussion and analysis of financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” in our Annual Report amended on Form 10-K/A filed with the Securities and Exchange Commission on May 18, 2011 and elsewhere in this report.
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
Overview
Our operations currently consist of eight restaurants in the Boston area and Dallas Forth Worth, TX and Cleveland, OH; comprising four Company-owned restaurants and four franchise-owned locations. We have entered into a total of five area development agreements and four franchise agreements covering 65 franchise units in the following states: Texas, Ohio, Massachusetts, Florida and the Washington, DC area. Furthermore, two of the Area Development Agreements are for non-traditional locations such as airports, colleges, travel plazas, and hospitals across the United States and another Area Development Agreement is for Puerto Rico. The 65 units include four franchise locations currently open and operating, and require an additional 61 future UFood Grill outlets to be developed by franchisees. The Naples, FL location was closed on July 24, 2010. On July 17, 2010 the Cleveland Hopkins International Airport location was opened.
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
Critical Accounting Policies & Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the fiscal quarters ended April 3, 2011 and March 28, 2010 which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.
Principles of Consolidation
The consolidated financial statements include the assets, liabilities and results of operations of UFood Restaurant Group, Inc. and its subsidiary. All significant intercompany balances and transactions have been eliminated in consolidation.
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
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $1,545 and $87,403 for the quarters ended April 3, 2011 and March 28, 2010, respectively, and is included in interest expense.
Valuation of Goodwill
We account for goodwill and other intangible assets under ASC No. 805, Business Combinations, and ASC No. 350-20 to 30, Goodwill and Other Intangible Assets. ASC No. 805 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under ASC No. 350-20 to 30, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. Goodwill attributable to our store operations segment is evaluated on a restaurant-by-restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company was determined based upon the restaurant’s location, cash flows and growth prospects. Goodwill is tested for impairment annually on the first day of the fourth quarter. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.
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
Earnings Per Share Data
Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC No. 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per common share are computed by dividing net income by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the period.
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
Stock-based compensation expense recognized during the fiscal quarter ended April 3, 2011 totaled $168,194 for stock options. Stock-based compensation expense recognized during the fiscal quarter ended March 28, 2010 totaled $56,448 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying consolidated statements of operations.

Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Fiscal quarters Ended
	April 3,	March 28,
	2011	2010
Revenues:
Store sales	95.2%	96.3%
Franchise royalties and fees	4.8	3.7

	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Cost of food and paper products (2)	33.9%	32.7%
Cost of goods sold	7.1	7.9
Labor	32.9	28.7
Occupancy	11.6	11.6
Other store operating expenses	21.0	19.5
General and administrative expenses	96.0	64.7
Advertising, marketing and promotion expenses	5.3	2.4
Depreciation and amortization	8.9	7.5

Total costs and expenses	208.1	167.2

Operating loss	(108.1)	(67.2)

Other income (expense):

Other income (expense)	33.0	(6.2)
Interest income	0.3	0.2
Interest expense	(1.1)	(34.6)

Other income (expense), net	32.2	(40.6)

Loss before income taxes	(75.9)	(107.8)
Income taxes	—	—

Net loss	(75.9)%	(107.8)%

(1)	As a percentage of store sales.

(2)	As a percentage of only restaurant sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Fiscal quarters Ended
	April 3,	March 28,
	2011	2010
Company-owned locations:
Locations at the beginning of the year	4	4
Locations opened	—	—
Locations closed	—	—
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the period	4	4

Franchise-owned locations:
Locations at the beginning of the year	4	4
Locations opened	—	1
Locations closed	—	(1)
Locations sold	—	—
Locations transferred (1)	—	—

Locations at the end of the period	4	4

System-wide locations
Locations at the beginning of the year	8	8
Locations opened	—	1
Locations closed	—	(1)
Locations sold	—	—
Locations transferred	—	—

Locations at the end of the period	8	8

Fiscal quarter Ended April 3, 2011 Compared to Fiscal quarter Ended March 28, 2010
General
For the Fiscal quarter ended April 3, 2011, our comparable store sales for Company owned stores decreased by 14.1%. The decrease in comparable store sales for Company owned stores was primarily attributable to a significant reduction of customer count mostly generated by decline in airline passengers at the Logan Airport Terminal B location. Also, the severe winter weather forced the Company to close the Boston stores for a total of two days. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Total revenues for the Fiscal quarter ended April 3, 2011 decreased by $145,533, or 13.1%, to $963,974 from $1,109,506 from the Fiscal quarter ended March 28, 2010. The decrease in total revenues for the Fiscal quarter ended April 3, 2011, as compared to the prior year was primarily due to the decrease in company-owned store sales slightly offset by higher franchise royalties and fees.
Sales at Company-operated stores for the Fiscal quarter ended April 3, 2011 decreased by $150,902, or 14.1%, to $918,068 from $1,068,970 for the Fiscal quarter ended March 28, 2010. As a percentage of total revenues, sales at Company-operated stores decreased to 95.2% of total revenues for the Fiscal quarter ended April 3, 2011 from 96.3% of total revenues for the Fiscal quarter ended March 28, 2010. The decrease in sales at Company-operated stores for the Fiscal quarter ended April 3, 2011 was primarily due to a significant sales decline at our Logan Airport Terminal B location due to a reduction in customers caused by the decrease of airline passengers. The decrease in customer count was significantly impacted by the severe winter weather which forced the Company to close the Boston stores for a total of two days during the first quarter of 2011.

During the Fiscal quarter ended April 3, 2011, franchise royalties and fees increased $5,369, or 13.2% to $45,905 from $40,536 for the Fiscal quarter ended March 28, 2010 due to higher revenue stores in operation this period versus the same period last year. During the Fiscal quarter ended April 3, 2011, the Company did not recognize any franchise fees.
Costs and Expenses
Cost of food and paper products for the Fiscal quarter ended April 3, 2011 decreased by $27,563, or 9.1%, to $276,907 from $304,470 for the Fiscal quarter ended March 28, 2010. As a percentage of store sales, food and paper products increased to 33.9% of store sales for the Fiscal quarter ended April 3, 2011 compared to 32.7% of store sales for the Fiscal quarter ended March 28, 2010. The increase in food and paper products was primarily attributable to the increase in prices of wholesale products as a result of higher gasoline and protein prices.
Labor expense for the Fiscal quarter ended April 3, 2011 decreased by $4,815, or 1.6%, to $301,628 from $306,443 for the Fiscal quarter ended March 28, 2010. As a percentage of store sales, labor expense increased to 32.9% of store sales for the Fiscal quarter ended April 3, 2011 up from 28.7% of store sales for the Fiscal quarter ended March 28, 2010. The increase in labor expense as a percentage of store sales for the Fiscal quarter ended April 3, 2011 was primarily due to the decrease in store sales volume.
Occupancy costs for the Fiscal quarter ended April 3, 2011 decreased by $16,915, or 13.7%, to $106,913 from $123,828 for the Fiscal quarter ended March 28, 2010. The decrease in occupancy costs was primarily attributable to the amendment of the lease of one our locations to reduce the monthly rent beginning in September 2010. As a percentage of store sales, occupancy costs for the Fiscal quarter ended April 3, 2011 was flat at 11.6% compared to the same period last year.
Other store operating expenses for the Fiscal quarter ended April 3, 2011 decreased by $15,626, or 7.5%, to $193,016 from $208,642 for the Fiscal quarter ended March 28, 2010. The decrease in other store operating expenses was primarily due to an electricity extra charge for prior periods from one of our landlords during the Fiscal quarter ended March 28, 2010. As a percentage of store sales, other store operating expenses increased to 21.0% of store sales for the Fiscal quarter ended April 3, 2011 from 19.5% of store sales during the Fiscal quarter ended March 28, 2010.
General and administrative expenses for the Fiscal quarter ended April 3, 2011 increased by $207,738 or 28.9%, to $925,133 from $717,395 for the Fiscal quarter ended March 28, 2010. The increase in general and administrative expenses for the Fiscal quarter ended April 3, 2011 compared to the same period in the prior year is primarily due to the following:
•	The personnel cost increase was $129,128 primarily due to $111,746 in higher stock based compensation and $17,382 in payroll expenses due to higher payroll taxes.
•	Consulting expenses increased by $67,121, of which $33,666 was stock based compensation and $33,455 was payment to consultants for marketing, store design and nutritional information.
•	Investor relations expenses were higher by $37,785 due to the engagement of a Public Relations firm.
•	The increases in general and administrative expenses were partially offset by the decrease in legal expenses of $22,951 and a reduction in rent expenses in the amount of $28,392 due to the relocation of our corporate office to a smaller suite within the same office building.
As a result of the foregoing, general and administrative expenses increased to 96.0% of total revenues during the Fiscal quarter ended April 3, 2011 up from 64.7% of total revenues for the Fiscal quarter ended March 28, 2010.
Advertising, marketing and promotion expenses for the Fiscal quarter ended April 3, 2011 increased by $24,321, or 90.0%, to $51,341 from $27,020 for the Fiscal quarter ended March 28, 2010. The increase in advertising, marketing and promotion expenses was primarily due to the development of new in-store messaging and zone merchandising. As a percentage of total revenues, advertising, marketing and promotion expenses increased to 5.3% of total revenues for the Fiscal quarter ended April 3, 2011 up from 2.4% for the Fiscal quarter ended March 28, 2010.
Depreciation and amortization expense for the Fiscal quarter ended April 3, 2011 increased by $2,669, or 3.2%, to $85,651 from $82,982 for the Fiscal quarter ended March 28, 2010. Depreciation and amortization expense slightly increased due to the acquisition of new equipment and the new development of our website. As a percentage of total revenues, depreciation and amortization expense increased to 8.9% of total revenues for the Fiscal quarter ended April 3, 2011 up from 7.5% of total revenues for the Fiscal quarter ended March 28, 2010.

Net other expense changed from $450,582 of expense for the Fiscal quarter ended March 28, 2010 to $310,022 of income for the Fiscal quarter ended April 3, 2011. The detail of the other expense is as follows:

	Fiscal quarter	Fiscal quarter
	ended	ended
	April 3,	March 28,
	2011	2010		Variance
Other income (expense)	$318,405	$(68,901	)(1)	$387,306
Interest income	2,424	2,531		(107)
Interest expense	(10,807)	(384,212	)(2)	373,405
Total other income(expense)	310,022	(450,582)		760,604

(1)	The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by ASC No. 815-40, Derivatives and Hedging-Contracts in entity’s Own Equity. At April 3, 2011, the aggregate fair value of the derivative was $1,133,264. The decrease in the fair value of the derivative was in the aggregate amount of $318,405 during the Fiscal quarter ended April 3, 2011.

(2)	On October 1, 2010, the Company extinguished 98% of the outstanding Debentures; consequently the payment of interest has diminished significantly. Furthermore, in connection with the Debentures and the 2009 Warrants, the Company recorded a debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which was being accreted using the effective interest method over the three year term of the debentures. As a result of the extinguishment of the debentures the total unamortized amount at the time of the extinguishment was fully amortized.
Our net loss for the Fiscal quarter ended April 3, 2011 decreased by $464,004, to $731,840, from $1,195,844 for the Fiscal quarter ended March 28, 2010. Our net loss decreased primarily due to the fluctuation of the fair value of the 2008 Warrants and elimination of the debt discount accreted as interest due to the extinguishment of debt, partially offset by the increase of General and Administrative expenses and decline in sales. As a percentage of total revenues, our net loss decreased to 75.9% of total revenues for the Fiscal quarter ended April 3, 2011 from 107.8% of total revenues for the Fiscal quarter ended March 28, 2010.
Liquidity and Capital Resources
Cash and cash equivalents and restricted cash at April 3, 2011 were $1,976,440 compared to $2,837,493 at January 2, 2011. Cash is primarily used to fund our (i) capital expenditures for company-owned stores, (ii) acquisitions of franchise-operated stores, (iii) working capital requirements and (iv) net operating losses.
At April 3, 2011, we had working capital of $654,704 compared to $1,814,452 at January 2, 2011. The decrease in working capital was primarily due to the use of cash to fund our operating loss and the acquisition of fixed assets.
Net cash used in operating activities increased from $346,031 during the fiscal quarter ended March 28, 2010 to $639,512 during the fiscal quarter ended April 3, 2011, primarily due to a reduction of $596,541 in non cash items and an increase in working capital requirements of $101,384 and an reduction in other liabilities of $59,560 partially offset by a reduction in the net loss of $464,004.
During the Fiscal quarter ended April 3, 2011, we spent $202,366 for the acquisition of equipment compared with $13,204 spent for the acquisition of equipment during the Fiscal quarter ended March 28, 2010.
During the Fiscal quarter ended April 3, 2011, financing activities used $19,263 of cash, primarily due to payments on long term debt. During the Fiscal quarter ended March 28, 2010, the financing activities used $167,843 of cash, primarily due to payments on long-term debt.
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

Debenture Conversion
On October 1, 2010, the Company extinguished of approximately ninety-eight percent (98%) of the Debentures in exchange for shares of the Company’s Series A 8% Convertible Preferred Stock (the “Series A Preferred Stock”). An aggregate principal amount of $5,692,500 of outstanding Debentures was extinguished in exchange for 56,925 shares of Series A Preferred Stock. The face value of each preferred share is $100 with an aggregate value of the transaction of $5,692,500. The holders of Series A Preferred Stock will be entitled to receive, before any cash is paid out or set aside for any shares of the Company’s Common Stock (but on an equal basis with the Company’s Series B 8% Redeemable Convertible Preferred Stock) dividends at the annual rate of 8% of the Stated Value of the Preferred Shares, subject to adjustment for stock splits, etc. The dividends will be accruing and cumulative and will be paid upon the occurrence of a liquidation, deemed liquidation, dissolution or redemption if not previously declared and paid.
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
Private Placement
On October 4 and October 29, 2010, the Company issued and sold 27,950 shares and 6,450 shares, respectively, of Series B 8% Convertible Preferred Stock, par value $0.001 per share (the “Series B Preferred Stock”), at $100.00 per share for a total of $3,440,000. Effective January 1, 2011, each holder of the Series B Preferred Stock may convert his, her or its shares of Series B Preferred Stock into shares of Common Stock at a conversion price equal to $0.23. Each investor who participated in the Offering also received a warrant to purchase 100 shares of common stock of the Company, par value $0.001 per share, per share of Preferred Stock purchased. Currently, the Series B is convertible into 14,956,522 shares of common stock. However, the number of shares of Common Stock into which the Series B Preferred Stock is convertible is subject to adjustment to prevent dilution in the event of a stock split or stock dividend. The Series B Conversion Price is also subject to a weighted average price protection. Effective January 1, 2011, the Company may, at its election, require the conversion of the Series “B” Preferred Stock to share of common stock at the Series B Conversion Price if the closing price of the common stock for 10 consecutive trading days equals or exceeds 300% of the Series “B” conversion price and the average daily volume of the shares of common stock for the same period exceeds 250,000 shares. The Company paid the placement agent retained in connection with the offering a commission of $344,000 and granted warrants to purchase 2,243,478 shares of Common Stock in connection with the offering.

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
The following table sets forth information as of April 3, 2011 with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

		Less Than		1 Year to	4 Years to	More than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$517,679	$450,000	(1)	$67,679	$—	$—
Capital leases	35,099	20,577		14,522		—
Operating leases	1,925,000	350,000		943,000	596,000	36,000

(1)	Long-term debt due in less than 1 year includes $450,000 that becomes due upon the sale of the Company’s Landmark Center restaurant and store. The Company currently has no plans to sell its Landmark Center unit.

Our future capital requirements and the adequacy of available funds will depend on many factors, including the pace of expansion, real estate markets, site locations, and the nature of the arrangements negotiated with landlords. We have incurred significant operating losses since inception and expect to incur a significant operating loss in 2011.
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
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of April 3, 2011, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to our material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.
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
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of April 3, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — An Integrated Framework (September 1992). Because of the material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting, management concluded that, as of April 3, 2011, our internal controls over financial reporting were not effective.
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
This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this annual report.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None

Item 4.	Removed and Reserved
None.

Item 5.	Other Information
None.

Item 6

Exhibit
No.	Description

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFOOD RESTAURANT GROUP, INC.
Date: May 18, 2011	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer (principal executive officer)

Date: May 18, 2011	By:	/s/ Irma Norton
Irma Norton
Chief Financial Officer (principal financial officer)