Form 10-Q
period 2011-07-03
UFood Restaurant Group, Inc.
filed 2011-08-17
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 3, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                      to
Commission File Number: 333-136167
UFOOD RESTAURANT GROUP, INC.
(Exact name of registrant as specified in its charter)

Nevada	20-4463582
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
255 Washington Street, Suite 150
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
As of August 9, 2011, there were 44,815,976 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

Page

PART I — FINANCIAL INFORMATION

Item 1: Financial Statements	3

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3: Quantitative and Qualitative Disclosures About Market Risk	33

Item 4: Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1: Legal Proceedings	35

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3: Defaults Upon Senior Securities	35

Item 4: Removed and Reserved	35

Item 5: Other Information	35

Item 6: Exhibits	36

Signatures	37

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
July 3, 2011 and January 2, 2011
Assets

	July 3,	January 2,
	2011	2011
	(unaudited)	(audited)

Current assets:
Cash and cash equivalents	$1,227,852	$2,797,452
Restricted cash	40,129	40,041
Accounts receivable, net	25,131	8,334
Inventories	119,849	118,324
Prepaid expenses and other current assets	88,938	78,310

	1,501,899	3,042,461

Property and equipment:
Equipment	1,093,454	1,006,238
Furniture and fixtures	303,570	210,251
Leasehold improvements	1,743,720	1,722,654
Website development costs	69,485	27,050

Total property and equipment	3,210,229	2,966,193
Accumulated depreciation and amortization	2,044,368	1,863,148

Net fixed assets	1,165,861	1,103,045

Other assets:

Deferred financing costs, net	4,628	7,717
Goodwill	75,363	75,363
Other	84,728	84,382

	164,719	167,462

Total assets	$2,832,479	$4,312,968

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
July 3, 2011 and January 2, 2011
Liabilities and Stockholders’ Equity

	July 3,	January 2,
	2011	2011
	(unaudited)	(audited)
		(restated)

Current liabilities:
Current portion of long-term debt	$450,000	$450,000
Current portion of capital lease obligations	15,299	27,496
Accounts payable	216,366	279,102
Franchisee deposits	122,500	80,000
Accrued dividends	564,114	225,779
Accrued expenses and other current liabilities	242,814	165,632

Total current liabilities	1,611,093	1,228,009

Long-term liabilities:
Long-term debt	74,334	62,120
Warrant liability	642,277	1,451,669
Capital lease obligations	11,070	17,844
Other noncurrent liabilities	79,398	83,716

	807,079	1,615,349

Total liabilities	2,418,172	2,843,358

Commitments and contingencies

Stockholders’ equity:

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
Series “A” 51,925 shares issued and outstanding	52	57
Series “B” 39,285 shares issued and outstanding	39	39
Common stock, $0.001 par value, 300,000,000 shares authorized, 44,815,976 and 40,487,294 shares issued and outstanding at April 3, 2011 and January 2, 2011 respectively	44,816	40,487
Additional paid-in capital	43,279,990	42,845,625
Accumulated deficit	(42,910,590)	(41,416,598)

Total stockholders’ equity	414,307	1,469,610

Total liabilities and stockholders’ equity	$2,832,479	$4,312,968

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations — Unaudited
For the Three and Six Month Periods Ended July 3, 2011 and June 27, 2010

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Revenues:
Store sales	$1,068,144	$1,199,274	$1,986,213	$2,268,244
Franchise royalties and fees	62,907	97,159	117,037	149,949
Other revenue	—	6,647	2,854	7,025

	1,131,051	1,303,080	2,106,104	2,425,218

Costs and expenses:
Store operating expenses:
Food and paper costs	325,095	355,095	602,001	659,564
Cost of nutritional products	83,507	100,364	148,755	184,353
Labor	316,331	318,942	617,960	625,385
Occupancy	109,791	110,896	216,705	234,724
Other store operating expenses	183,740	212,297	376,756	420,942
General and administrative expenses	840,589	892,986	1,765,721	1,610,382
Advertising, marketing and promotion expenses	53,175	70,683	115,595	110,335
Depreciation and amortization	95,570	81,093	181,220	164,075

Total costs and expenses	2,007,798	2,142,356	4,024,713	4,009,760

Operating loss	(876,747)	(839,276)	(1,918,609)	(1,584,542)

Other income (expense):
Interest income	1,521	1,625	3,945	4,157
Interest expense	(11,608)	(399,826)	(22,415)	(784,039)
Other income	490,987	(153,184)	809,392	(222,085)

Other income (expense), net	480,900	(551,385)	790,922	(1,001,967)

Loss before income taxes	(395,847)	(1,390,661)	(1,127,687)	(2,586,509)
Income taxes	—	—	—	—

Net loss	$(395,847)	$(1,390,661)	$(1,127,687)	$(2,586,509)

Dividends on preferred stock	(191,513)	—	(366,305)	—

Net loss attributable to common stockholders	$(587,360)	$(1,390,661)	$(1,493,992)	$(2,586,509)

Weighted average number of shares outstanding-basic and diluted	41,857,226	39,002,440	41,197,964	38,551,920

Basic and diluted loss per share	$(0.01)	$(0.04)	$(0.04)	$(0.07)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows — Unaudited
For the Six Months Ended July 3, 2011 and June 27, 2010

	Six Months Ended
	July 3, 2011	June 27, 2010

Cash flows from operating activities:
Net loss	$(1,127,687)	$(2,586,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	181,220	164,075
Amortization of the beneficial conversion feature	12,214	364,012
Deferred financing costs	3,089	173,828
Provision for doubtful accounts	—	(66,322)
Stock-based compensation	319,913	253,719
Change in fair value of warrant liability	(809,392)	222,085
Loss on disposal of assets	—	4,315
Non-cash promotion expenses	100,266	144,638
Non-cash interest payments	—	208,335
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(16,797)	202,176
Inventories	(1,524)	(3,264)
Prepaid expenses and other current assets	(10,628)	20,562
Other assets and noncurrent liabilities	(346)	2,079
Accounts payable	(62,736)	21,373
Franchisee deposits	42,500	(11,895)
Accrued expenses and other current liabilities	72,864	9,996

Net cash used in operating activities	(1,297,044)	(876,797)

Cash flows from investing activities:
Acquisition of property and equipment	(244,036)	(37,057)

Net cash used in investing activities	(244,036)	(37,057)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	53,846
Payments for financing costs	(9,461)	(52,535)
Payments on long-term debt	—	(407,882)
Payments on capital lease obligations	(18,971)	(30,046)
(Increased) decrease in restricted cash	(88)	20,425

Net cash used in financing activities	(28,520)	(416,192)

Decrease in cash and cash equivalents	(1,569,600)	(1,330,046)
Cash and cash equivalents — beginning of year	2,797,452	2,278,427

Cash and cash equivalents — end of period	$1,227,852	$948,381

See accompanied notes.

UFOOD RESTAURANT GROUP, INC.
and SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity
For the six months ended July 3, 2011

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, January 2, 2011, restated	96,325	$96	40,487,294	$40,487	$42,845,625	$(41,416,598)	$1,469,610

Conversion of Preferred Stock Series “A” into common stock	(5,000)	(5)	3,846,154	3,846	(3,841)	—	—

Conversion of Preferred Stock Series “B” into common stock	(115)	—	50,000	50	(50)	—	—

Common stock issued for consulting, marketing & promotional services	—	—	219,129	219	40,481	—	40,700

Common stock base compensation for consulting, marketing and promotional expenses	—	—	—	—	59,566	—	59,566

Common stock-based compensation	—	—	—	—	319,913	—	319,913

Payments for financing costs	—	—	—	—	(9,461)	—	(9,461)

Payment of dividends to preferred stock converted into common stock	—	—	213,400	213	27,757	—	27,970

Dividends on preferred stock	—	—	—	—	—	(366,305)	(366,305)

Net loss for the six months ended July 3, 2011	—	—	—	—	—	(1,127,687)	(1,127,687)

Balance, July 3, 2011	91,210	$91	44,815,977	$44,816	$43,279,990	$(42,910,590)	$414,307

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
On December 18, 2007, (the Merger Date) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. As of July 3, 2011, the Company’s operations consisted of four Company-owned restaurants and four franchisee owned restaurants. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at July 3, 2011, and the results of its operations and cash flows for the fiscal quarters ended July 3, 2011 and June 27, 2010. The results of operations for the fiscal quarters ended July 3, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended January 2, 2011 included in the Company’s Annual Report as amended by Form 10-K/A filed on May 18, 2011.
As shown in the accompanying consolidated financial statements, the Company has incurred recurring net losses and negative cash flows from operations. Over the past few years, the Company’s operations have been funded through a combination of private equity and debt financing. As of July 3, 2011, the Company had approximately $1,228,000 of unrestricted cash. Based on current trends, management believes that additional franchises will be sold within the next six months, and that the additional capital raised will be sufficient to support activities through 2011. The Company is subject to a number of risks similar to those of other companies in its industry, including dependence on key individuals, competition from substitute products, the successful attraction of franchisee, and the ability to obtain adequate additional financing necessary to fund continuing operations. The Company is currently in the process of raising additional equity capital. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.
2.	Summary of Significant Accounting Policies
Fiscal Quarters
In 2011, our fiscal quarters end on April 3rd, July 3rd, October 2nd of 2011, and January 1st, 2012. In 2010, our fiscal quarters ended on March 28th, June 27th, September 26th, 2010 and January 2nd, 2011.

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
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $3,089 and $173,828 for the six months ended July 3, 2011 and June 27, 2010, respectively, and is included in interest expense. The amortization expense recorded by the Company for the three months ended July 3, 2011 and June 27, 2010 was $1,545 and $86,425 respectively.
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
Earnings Per Share Data
Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC No. 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.
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
Stock-based compensation expense recognized during the three months ended July 3, 2011 totaled approximately $151,719 for stock options. Stock-based compensation expense recognized during the six months ended July 3, 2011 totaled approximately $319,913 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.

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
At July 3, 2011, the aggregate fair value of the derivative was $642,277. The decrease in the fair value of the derivative was in the aggregate amount of $490,987 and $809,392 during the fiscal quarter and six months ended July 3, 2011 respectively. The decrease in the fair value of the derivative was recorded in the consolidated statement of operations as other income. As a result of the most recent financing during 2010 and pursuant to the terms of the 2008 Investor Warrants, the exercise price was changed to $0.54 from $0.59.

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
Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	As of July 3, 2011
	Liability Derivatives
	Balance Sheet
	Location	Fair Value
Derivatives designated as hedging instruments under FAS 133:
None

Derivatives not designated as hedging instruments under FAS 133:
Derivative warrant liability	Long-term liabilities	$642,277

Total derivatives		$642,277
The effect of the derivative instrument on the consolidated statements of operations for the quarter ended July 3, 2011 follows:

		Amount of Gain (Loss)	Amount of Gain
		Recognized in Income on	(Loss) Recognized in
	Location of Gain	Derivative	Income on Derivative
	(Loss) Recognized in	Three months ended	Six months ended
	Income on Derivative	July 3, 2011	July 3, 2011
Derivatives not designated as hedging instruments under FAS 133:
Derivative warrant liability	Other Income (Expense)	$490,987	$809,392

Total		$490,987	$809,392
The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by ASC 820, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.
The fair value of the warrant liability was estimated on the date of issuance, as of December 29, 2008, and as of July 3, 2011, using the following assumptions:

	At Issuance	January 2, 2011	July 3, 2011
Expected term (years)	5 -7 Years	2 - 4 Years	2 - 4 Years
Expected volatility	32.34%	156.3%	140.77%
Risk-free interest rate	2.46%	0.61%	0.85%
Expected annual dividend	0.00%	0.00%	0.00%

The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative at December 29, 2008, and for the six months ended July 3, 2011:

Balance as of December 29, 2008	$—
Fair Value of warrant liability at issuance	3,512,272
Decrease in fair value at December 29, 2008	(3,159,024)
Decrease in fair value at December 27, 2009	(349,498)
Increase in fair value at January 2, 2011	1,447,919
Decrease in fair value during quarter ended April 3, 2011	(318,405)
Decrease in fair value during quarter ended July 3, 2011	(490,987)
Balance as of July 3, 2011	$642,277
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

Effective immediately with respect to one-half of the shares of Series A Preferred Stock issued in connection with the Debenture Exchange, and effective January 1, 2011 with respect to the remaining shares of Series A Preferred Stock issued in connection with the Debenture Exchange, each holder of Series A Preferred Stock may convert his, her or its shares of Series A Preferred Stock into shares of Common Stock at a conversion price equal to $0.13 (“Series A Conversion Price”). The number of shares of the common stock into which the Series A Preferred Stock is currently convertible is 39,942,308. However, the number of shares of Common Stock into which the Series A Preferred Stock is convertible is subject to adjustment to prevent dilution in the event of a stock split or stock dividend. The Series A Conversion Price is also subject to a weighted average price protection. Effective January 1, 2011, the Company may, at its election, require the conversion of the Series A Preferred Stock to shares of Common Stock at the Series A Conversion Price if the closing price of the Common Stock for 10 consecutive trading days equals or exceeds 300% of the Series A Conversion Price and the average daily volume of the shares of Common Stock for the same period exceeds 250,000 shares. The terms of the Series A Preferred Stock are more fully set forth in the Certificate of Designation attached hereto as Exhibit 3.2 and incorporated herein by reference.
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
The 2007 Plan
There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 9,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. On April 1st, 2010 the Company’s Board of Directors approved the grant of 2,070,000 options to purchase shares of the Company’s common stock to Officers and employees, fully vested at grant. At July 3, 2011, there were 5,711,849 stock options outstanding under the 2007 Plan. At July 3, 2011, options to purchase 5,711,849 shares of Common Stock were exercisable at a weighted average exercise price of $0.19.

Activity under the 2007 Plan for the six months ended July 3, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at January 2, 2011	5,884,990	$0.19	7.9	$200,500
Granted	—	—	—
Exercised	—	—	—
Forfeited	(173,141)	—	—

Outstanding at July 3, 2011	5,711,849	$0.19	7.4	$—

Exercisable at July 3, 2011	5,711,849	$0.19	7.4	$—

At July 3, 2011 there were 3,288,151 options available for grant under the 2007 Plan. The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.15 as of July 3, 2011 which would have been received by the options holders had all option holders exercise their options as of that date.
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
Also on June 12, 2010, the Board of Directors approved the grant of 10,000 Series “B” Preferred Shares to Summit Trading Limited according to its service agreement to provide investor relations and public relations services to the Company. These preferred shares were fully vested at the execution of the agreement. The face value of the preferred shares is $100 per share and the conversion price to common stock is $0.23. Pursuant to Section 3 of the Agreement, the Company terminated the agreement on December 8, 2010 which such cancelation reduced the number of preferred shares to be issued by one-half to 5,000 shares. As a result of this grant, General and Administrative expenses recorded an expense of $500,000 of stock-based compensation expense.
On June 30th, 2010 the Company’s Board of Directors awarded to its vendors, executives, Board of Directors and employees, non-qualified stock options to purchase 7,703,673 shares of the Company’s common stock with an exercise price of $0.19. The vesting schedule varies from one year through three years. As a result of this grant, the Company will recognize an expense in the total amount of $1,519,255 over the vesting period. At July 3, 2011 there was $634,827 of total unrecognized compensation cost related to non-vested options granted outside of any Plan. This cost will be recognized over approximately 27 months.
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
On April 27, 2011 the Company’s Board of Directors awarded the following grants:

		Number of	Exercise
Name	Type	Shares	Price	Termination	Vesting Schedule

Charles Yelen	Warrant	10,000	$0.16	5 years from the date of grant	All shares vest upon date of grant

Charles Yelen	Warrant	10,000 to be granted upon the opening of each of three stores	Market closing price at grant	5 years from the date of grant	All shares vest upon date of grant

Charles Yelen	Warrant	2,000 to be granted upon the opening of each of store after the third store	Market closing price at grant	5 years from the date of grant	All shares vest upon date of grant

		Number of	Exercise
Name	Type	Shares	Price	Termination	Vesting Schedule

Jeffrey Bonasia	Non-Qualified stock options	500,000	$0.16	5 years from the date of grant	Equal monthly amounts for 24 months following the date of the grant.

Health Corp	Shares of common stock	20,000	None	None	None

MK3	Non-qualified stock options	69,625	$0.16	10 years from the date of grant	All shares vest upon date of the grant

John Howell	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.

Raymund c. King	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant

Paul W. Essex	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.

William A. Chatfield	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.

William J. Blalock	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.

Mark R. Milliken	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.

Stacey Bell	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.
Activity of Non-Qualified Stock Options outside of any plan from January 2, 2011 through July 3, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 2, 2011	8,728,673	$0.19	9.2	$245,993
Granted	744,625	0.16	—
Forfeited	(174,000)	0.19	—

Outstanding at July 3, 2011	9,299,298	$0.19	7.7	$-0-

Exercisable at July 3, 2011	6,090,509	$0.19	7.7	$-0-

5.	Capital Stock
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
Warrants
As stated above, the Company issued to each investor who participated in the Offering a warrant to purchase 100 shares of common stock of the Company, par value $0.001 per share (the “Common Stock”), per share of Preferred Stock purchased (the “Investor Warrants”). The Company issued warrants to purchase an aggregate of 3,440,000 shares of Common Stock to the participating investors. Also, the Company issued to the placement agent warrants to purchase an aggregate of 2,243,478 shares of common stock in connection with the most private placement.
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
Each holder of Series A Preferred Stock may convert his, her or its shares of Series A Preferred Stock into shares of Common Stock at a conversion price equal to $0.13. The number of shares of the common stock into which the Series A Preferred Stock is currently convertible is 39,922,308. However, the number of shares of Common Stock into which the Series A Preferred Stock is convertible is subject to adjustment to prevent dilution in the event of a stock split or stock dividend. The Series A Conversion Price is also subject to a weighted average price protection. Effective January 1, 2011, the Company may, at its election, require the conversion of the Series A Preferred Stock to shares of Common Stock at the Series A Conversion Price if the closing price of the Common Stock for 10 consecutive trading days equals or exceeds 300% of the Series A Conversion Price and the average daily volume of the shares of Common Stock for the same period exceeds 250,000 shares.
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
No provision for current income taxes has been recorded for the three and six months ended July 3, 2011 and June 27, 2010 due to the Company’s cumulative net losses. Significant components of deferred tax assets are net operating loss carryforwards; start-up costs and organizational costs capitalized for tax purposes, and deferred revenue. Significant component of deferred tax liabilities is depreciation of property and equipment.

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
8.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010

Cash paid during the period for interest	$3,409	$18,639	$7,112	$39,225

Preferred stock dividends paid with common stock	$27,970	$—	$27,970	$—

Property and equipment acquired with capital lease	$—	$—	$—	$8,163

9.	Loss Per Share
The amounts used for basic and diluted per share calculations are as follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Net loss allocable to common stockholders	$(587,360)	$(1,390,661)	$(1,493,992)	$(2,586,509)

Weighted average number of shares outstanding — basic and diluted	41,857,226	39,002,440	41,197,964	38,551,920

Basic and diluted per common share	$(0.01)	$(0.04)	$(0.04)	$(0.07)

Diluted earnings (loss) per share are not presented since the effect of the assumed exercise of options and warrants to purchase common stock would have been anti-dilutive. A total of a 66,004,677 and 52,065,042 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the three and six month periods ended July 3, 2011 and June 27, 2010 respectively, because their inclusion would have been anti-dilutive.

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
Segment information for the Company’s two business segments follows:

	Three Months Ended		Six Months Ended
	July 3, 2011	June 27, 2010	July 3, 2011	June 27, 2010
Revenues:
Store operations	$1,068,144	$1,199,274	$1,986,213	$2,268,244
Franchise operations	62,907	103,806	119,891	156,974

Total revenue	$1,131,051	$1,303,080	$2,106,104	$2,425,218

Segment income (loss):
Store operations	$(796)	$42,608	$(79,373)	$32,601
Franchise operations	(160,013)	(218,899)	(300,992)	(388,591)

Total segment loss	$(160,809)	$(176,291)	$(380,365)	$(355,990)

Unallocated general and administrative expenses	$563,193	$511,208	$1,241,429	$954,142
Advertising, marketing and promotion	53,175	70,683	115,595	110,335
Depreciation and amortization	95,570	81,093	181,220	164,075

Interest expense, net	10,087	398,201	18,470	779,882
Other (income) expense	(490,987)	153,185	(809,392)	222,085

Net loss	$(395,847)	$(1,390,661)	$(1,127,687)	$(2,586,509)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Overview
Our operations currently consist of eight restaurants in the Boston area and Dallas Forth Worth, TX and Cleveland, OH; comprising four Company-owned restaurants and four franchise-owned locations. We have entered into a total of four area development agreements and three franchise agreements covering 65 franchise units in five states (California, Florida, Texas, Ohio and Massachusetts) and the Washington, DC area; including four franchise locations currently open and operating, and requiring the construction by franchisees of 61 future UFood Grill outlets.
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the three and six months ended July 3, 2011 and June 27, 2010, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.

We have chosen accounting policies we believe are appropriate to report accurately and fairly our operating results and financial position, and we apply those accounting policies in a consistent manner.
Fiscal Quarters
In 2011, our fiscal quarters end on April 3rd, July 3rd, October 2nd of 2011, and January 1st, 2012. In 2010, our fiscal quarters ended on March 28th, June 27th, September 26th, 2010 and January 2nd, 2011.
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
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $3,089 and $173,828 for the six months ended July 3, 2011 and June 27, 2010, respectively, and is included in interest expense. The amortization expense recorded by the Company for the three months ended July 3, 2011 and June 27, 2010 was $1,545 and $86,425 respectively.
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
Earnings Per Share Data
Earnings per share are based on the weighted average number of shares outstanding during the period after consideration of the dilutive effect, if any, for common stock equivalents, including stock options, restricted stock, and other stock-based compensation. Earnings per common share are computed in accordance with ASC No. 260, Earnings Per Share, which requires companies to present basic earnings per share and diluted earnings per share. Basic earnings per share are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share are computed by dividing net income allocable to common stockholders by the weighted average number of shares of common stock outstanding and dilutive securities outstanding during the year.
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

Stock-based compensation expense recognized during the three months ended July 3, 2011 totaled approximately $151,719 for stock options. Stock-based compensation expense recognized during the six months ended July 3, 2011 totaled approximately $319,913 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Revenues:
Store sales	94.4%	92.0%	94.3%	93.5%
Franchise royalties and fees	5.6	7.5	5.6	6.2
Other revenue	0.0	0.5	0.1	0.3

	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Food and paper costs	34.0%	33.5%	33.9%	33.1%
Cost of nutritional products	7.8	8.4	7.5	8.1
Labor	29.6	26.6	31.1	27.6
Occupancy	10.3	9.2	10.9	10.3
Other store operating expenses	17.2	17.7	19.0	18.6
General and administrative expenses	74.3	68.5	83.8	66.4
Advertising, marketing and promotion expenses	4.7	5.4	5.5	4.5
Depreciation and amortization	8.4	6.2	8.6	6.8
Loss on disposal of assets	—	—	—	—

Total costs and expenses	177.5	164.4	191.1	165.3

Operating loss	(77.5)	(64.4)	(91.1)	(65.3)

Other income (expense):
Interest income	0.1	0.1	0.2	0.2
Interest expense	(1.0)	(30.7)	(1.1)	(32.3)
Other income	43.4	(11.7	38.4	(9.2)

Other income (expense), net	42.5	(42.3)	37.5	(41.3)

Loss before income taxes	(35.0)	(106.7)	(53.5)	(106.6)
Income taxes	—	—	—	—

Net loss	(35.0)%	(106.7)%	(53.5)%	(106.6)%

(1)	Food and paper costs are shown as a percentage of food sales. Cost of nutritional products, labor, occupancy and other store operating expenses are shown as a percentage of total store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Three Months Ended		Six Months Ended
	July 3,	June 27,	July 3,	June 27,
	2011	2010	2011	2010
Company-owned locations:
Locations at the beginning of the year	4	4	4	4
Locations opened	—	—	—	—
Locations closed	—	—	—	—
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	4	4	4	4

Franchise-owned locations:
Locations at the beginning of the year	4	4	4	4
Locations opened	—	—	—	1
Locations closed	—	—	—	(1)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	4	4	4	4

System-wide locations
Locations at the beginning of the year	8	8	8	8
Locations opened	—	—	—	1
Locations closed	—	—	—	(1)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	8	8	8	8

Three Months Ended July 3, 2011 Compared to Three Months Ended June 27, 2010
General
For the three months ended July 3, 2011, our comparable store sales for Company owned stores decreased by 10.9% Comparable store sales of Company-owned and franchisee-owned locations were adversely impacted by the economic downturn and the corresponding slowdown in consumer spending. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Total revenues for the three months ended July 3, 2011 decreased by $172,029 or 13.2% to $1,131,051 from $1,303,080 for the three months ended June 27, 2010. The decrease in total revenues for the three months ended July 3, 2011 as compared to the prior year was primarily due to lower same store sales and no openings of franchisee stores.

Sales at Company-operated stores for the three months ended July 3, 2011 decreased by $131,130, or 10.9% to $1,068,144 from $1,199,274 for the three months ended June 27, 2010. As a percentage of total sales revenues, sales at Company-operated stores increased to 94.4% of the total revenues for the three months ended July 3, 2011 up from 92.0% of the total revenues for the three months ended June 27, 2010. The decrease in sales at Company-operated stores for the three months ended July 3, 2011 was primarily due to a significant sales decline at our Logan Airport Terminal B location due to a reduction in customers caused by the decrease of airline passengers. Also, the decrease in sales is attributable to the fewer customers visiting our stores and the slight decline of the average ticket.
During the three months ended July 3, 2011, franchise royalties and fees decreased by $34,252, or 35.3% to $62,907 from $97,159 for the three months ended June 27, 2010 due to the opening of a franchise store in 2010 and the consequent franchise fee of $35,000, compared to the same period this year with no openings.
Costs and Expenses
Food and paper costs for the three months ended July 3, 2011 decreased by $30,000, or 8.4%, to $325,095 from $355,095 for the three months ended June 27, 2010. As a percentage of food sales, food and paper costs increased to 34% of food sales for the three months ended July 3, 2011 from 33.5% of food sales for the three months ended June 27, 2010. The increase in food and paper costs as a percentage of food sales was primarily attributable to increase in the cost of ingredients slightly off set by a menu price increase effective towards the end of May.
The cost of nutritional products for the three months ended July 3, 2011 decreased by $16,857, or 16.8%, to $83,507 from $100,364 for the three months ended June 27, 2010. As a percentage of store sales, the cost of nutritional products decreased to 7.8% of store sales for the three months ended July 3, 2011 from 8.4% of store sales for the three months ended June 27, 2010. The decrease in the cost of nutritional products as a percentage of store sales was primarily attributable to the decline in sales of nutritional products.
Store labor expense for the three months ended July 3, 2011 decreased by $2,611, or 0.8%, to $316,331 from $318,942 for the three months ended June 27, 2010. As a percentage of store sales, labor expense increased to 29.6% of store sales for the three months ended July 3, 2011 from 26.6% of store sales for the three months ended June 27, 2010. The increase of the labor percentage as a percentage of sales was due to the decline in sales and pay rate increases to employees due for review.
Store occupancy costs for the three months ended July 3, 2011 decreased by $1,105, or 1.0%, to $109,791 from $110,896 for the three months ended June 27, 2010. The slight decrease in occupancy costs was primarily attributable to the rent relief we received for one of our locations offset by an adjustment booked in the three months ended June 27, 2010 for an accrual of one of stores’ rent that was not necessary. As a percentage of store sales, occupancy costs increased to 10.3% of store sales for the three months ended July 3, 2011 from 9.2% of store sales for the three months ended June 27, 2010 primarily due to the reduction of comparable sales since occupancy cost is mostly a fixed expense.
Other store operating expenses for the three months ended July 3, 2011 decreased by $28,557, or 13.5%, to $183,740 from $212,297 for the three months ended June 27, 2010. The decrease was primarily due lower cost for utilities compared to the same period last year. As a percentage of store sales, other store operating expenses decreased to 17.2% of store sales for the three months ended July 3, 2011 from 17.7% of store sales during the three months ended June 27, 2010, primarily due to a back charge for utilities for prior years of one of company owned stores booked in the three months ended June 27, 2010.
General and administrative expenses for the three months ended July 3, 2011 decreased by $52,397 or 5.9%, to $840,589 from $892,986 for the three months ended June 27, 2010. The decrease in general and administrative expenses for the three months ended July 3, 2011 compared to the same period in the prior year is primarily due to a $70,000 reductions in personnel cost, a $23,000 reduction in legal costs, and a $19,000 reduction in rent due to smaller corporate offices partially offset by a $23,000 increase in investor relations and a $20,000 increase in audit and tax fees. As a result of the foregoing, general and administrative expenses increased to 74.3% of total revenues during the three months ended July 3, 2011 up from 68.5% of total revenues for the three months ended June 27, 2010.
Advertising, marketing and promotion expenses for the three months ended July 3, 2011 decreased by $17,508 or 24.8%, to $53,175 from $70,683 for the three months ended June 27, 2010. The decrease in advertising, marketing and promotion expenses was primarily due in expenses related to the services agreement with George Foreman Ventures, LLC (GFV Services Agreement) that became effective June 12, 2007. Advertising, marketing and promotion expenses for the three months ended July 3, 2010 and June 27, 2010 include a negative charge of $761 and $25,138 of expense, respectively, of non-cash, stock-based compensation expense attributable to the GFV Services Agreement. As a percentage of total revenues, advertising, marketing and promotion expenses decreased to 4.7% of total revenues in the three months ended July 3, 2011 down from 5.4% of total revenues in the three months ended June 27, 2010.

Depreciation and amortization expense for the three months ended July 3, 2011 increased by $14,477, or 17.9%, to $95,570 from $81,093 for the three months ended June 27, 2010. As a percentage of total revenues, depreciation and amortization expense increased to 8.4% of total revenues for the three months ended July 3, 2011 up from 6.2% of total revenues for the three months ended June 27, 2010.
Net other expense changed from $551,385 of expense for the three months ended June 27, 2010 to $480,900 of income for the three months ended July 3, 2011. The detail of the other expense is as follows:

	Fiscal quarter	Fiscal quarter
	ended	ended
	July 3,	June 27,
	2011	2010		Variance
Other income (expense)	$490,987	$(153,184	)(1)	$644,171
Interest income	1,521	1,625		(104)
Interest expense	(11,608)	(399,826	)(2)	388,218

Total other income(expense)	480,900	(551,385)		1,032,285

(1)	The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by ASC No. 815-40, Derivatives and Hedging-Contracts in entity’s Own Equity. At July 3, 2011, the aggregate fair value of the derivative was $642,277. The decrease in the fair value of the derivative was in the aggregate amount of $490,987 during the Fiscal quarter ended July 3, 2011.

(2)	On October 1, 2010, the Company extinguished 98% of the outstanding Debentures; consequently the payment of interest has diminished significantly. Furthermore, in connection with the Debentures and the 2009 Warrants, the Company recorded a debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which was being accreted using the effective interest method over the three year term of the debentures. As a result of the extinguishment of the debentures the total unamortized amount at the time of the extinguishment was fully amortized.
The net loss for the three months ended July 3, 2011 decreased by $994,814, or 71.5% to $395,847, from $1,390,661 for the three months ended June 27, 2010. Our net loss decreased primarily due to the increase in other income. As a percentage of total revenues, our net loss decreased to 35.0% of total revenues for the three months ended July 3, 2011 down from 106.7% of total revenues for the three months ended June 27, 2010.
Six Months Ended July 3, 2011 Compared to Six Months Ended June 27, 2010
General
For the six months ended July 3, 2011, our comparable store sales for Company owned stores decreased by 12.4%. The decrease in comparable store sales of Company-owned stores was primarily due to significant decline in passengers in Logan Airport Terminal B resulting in fewer customers at our store located within the food court in this terminal. Also, the decrease of sales was due to the closing of our stores for at least two days as a result of severe snow storms. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.

Results of Operations
Revenues
Our total revenues for the six months ended July 3, 2011 decreased by $319,114, or 13.2%, to $2,106,104 from $2,425,218 for the six months ended June 27, 2010. The decrease in total revenues was primarily due to the decline in comparable store sales and the absence of franchisee stores openings during the six months ended July 3, 2011 compares to the same period last year.
Total store sales at Company-owned stores for the six months ended July 3, 2011 decreased by $282,031, or 12.4%, to $1,986,213 from $2,268,244 for the six months ended June 27, 2010. As a percentage of total revenues, sales at Company-owned stores increased to 94.3% of total revenues for the six months ended July 3, 2011 from 93.5% of total revenues for the six months ended June 27, 2010. The decrease in sales at Company-owned stores for the six months ended July 3, 2011 was primarily due to a significant sales decline at our Logan Airport Terminal B location due to a reduction in customers caused by the decrease of airline passengers and a decrease in customer counts at our Boston stores due to severe winter weather which forced the Company to close the Boston stores for a total of two days during the first six months of 2011.
During the six months ended July 3, 2011, franchise royalties and fees decreased by $32,912, or 21.9% to $117,037 from $149,949 for the six months ended June 27, 2010 primarily due to a decrease in franchise fees from new store openings.
Costs and Expenses
Food and paper costs for the six months ended July 3, 2011 decreased by $57,563, or 8.7%, to $602,001 from $659,564 for the six months ended June 27, 2010. The decrease was primarily attributable to the decline in comparable sales. As a percentage of food sales, food and paper costs increased slightly to 33.9% of food sales during the six months ended July 3, 2011 up from 33.1% of food sales during the six months ended June 27, 2010. The increase in food and paper costs as a percentage of food sales was primarily attributable to the increase of wholesale costs partially offset by menu items price increase that took place in the third week of May.
The cost of nutritional products for the six months ended July 3, 2011 decreased by $35,598, or 19.3%, to $148,755 from $184,353 for the six months ended June 27, 2010. As a percentage of store sales, the cost of nutritional products decreased to 7.5% of store sales for the six months ended July 3, 2011 down from 8.1% of store sales for the six months ended June 27, 2010; the decrease was primarily due to lower total revenues.
Store labor expense for the six months ended July 3, 2011 decreased by $7,425, or 1.2%, to $617,960 from $625,385 for the six months ended June 27, 2010. The decrease in labor expense was primarily attributable to a reduction in total store sales. As a percentage of store sales, labor expense increased to 31.1% of store sales for the six months ended July 3, 2011 up from 27.6% of store sales for the six months ended June 27, 2010. The increase in the labor percentage of store sales is primarily due the decline in stores sales and the general pay rate increases.
Store occupancy costs for the six months ended July 3, 2011 decreased by $18,019, or 7.6%, to $216,705 from $234,724 for the six months ended June 27, 2010. The decrease in store occupancy costs was primarily attributable to the amendment of one of our Company-owned store leases with a reduction for the remaining period in the lease partially offset by the reversal of the accrual for the straight line basis rent.
Other store operating expenses for the six months ended July 3, 2011 decreased by $44,186, or 10.5%, to $376,756 from $420,942 for the six months ended June 27, 2010. The decrease was primarily due to the reduction of utilities cost charge back from prior years for utilities at one of our locations. As a percentage of store sales, other store operating expenses increased to 19.0% of store sales for the six months ended July 3, 2011 from 18.6% of store sales for the six months ended June 27, 2010, primarily due to the decrease in comparable store sales.
General and administrative expenses for the Fiscal quarter ended July 3, 2011 increased by $155,339 or 9.6%, to $1,765,721 from $1,610,382 for the Fiscal quarter ended June 27, 2010. The decrease in general and administrative expenses for the Fiscal quarter ended July 3, 2011 compared to the same period in the prior year is primarily due to the following:
•	The personnel cost increased by $58,597 due to the granting of stock options during the third quarter of 2010 and with vesting schedules from one year to three years.

•	The increase of $30,237 of Consulting was due to the granting of non-qualified stock options to our marketing consultant per his consulting agreement.

•	The Investor and public relations expenses were higher by $55,976, due to the engagement of a public relations firm.

•	During the six month ended June 27, 2010 we booked a $66,390 reverse accrual for the bad debt reserve resulting in a credit for the expenses for that period.

•	There was an increase in our property taxes of $11,799 based on estimates for 2011.

•	The increases of these expenses were offset by the reduction of rent for $47,227 due to the relocation of our corporate office to a smaller suite within the same office building and our legal expenses were $45,845 lower than the same period last year.
As a result of the foregoing, general and administrative expenses increased to 83.8% of total revenues during the six months ended July 3, 2011 from 66.4% of total revenues for the six months ended June 27, 2010.
Advertising, marketing and promotion expenses for the six months ended July 3, 2011 increased by $5,260, or 4.8%, to $115,595 from $110,335 for the six months ended June 27, 2010. The increase in advertising, marketing and promotion expenses was primarily due to the production of a new corporate video and development of a franchise kit. As a percentage of total revenues, advertising, marketing and promotion expenses increased to 5.5% of total revenues during the six months ended July 3, 2011 from 4.5% of total revenues during the six months ended June 27, 2010.
Depreciation and amortization expense for the six months ended July 3, 2011 increased by $17,145, or 10.4%, to $181,220 from $164,075 for the six months ended June 27, 2010. As a percentage of total revenues, depreciation and amortization expense increased to 8.6% of total revenues for the six months ended July 3, 2011 from 6.8% of total revenues for the six months ended June 27, 2010.
Net other expense changed from $1,001,967 of expense for the six months ended June 27, 2010 to $790,922 of income for the six months ended July 3, 2011. The detail of the other expense is as follows:

	Six months	Six months
	ended	ended
	July 3,	June 27,
	2011	2010		Variance
Other income (expense)	$809,392	$(222,085	)(1)	$1,031,477
Interest income	3,945	4,157		(211)
Interest expense	(22,415)	(784,039	)(2)	761,622

Total other income(expense)	790,922	(1,001,967)		1,792,889

(1)	The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by ASC No. 815-40, Derivatives and Hedging-Contracts in entity’s Own Equity. At July 3, 2011, the aggregate fair value of the derivative was $642,277. The decrease in the fair value of the derivative was in the aggregate amount of $809,392 during the two Fiscal quarters ended July 3, 2011.

(2)	On October 1, 2010, the Company extinguished 98% of the outstanding Debentures; consequently the payment of interest has diminished significantly. Furthermore, in connection with the Debentures and the 2009 Warrants, the Company recorded a debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which was being accreted using the effective interest method over the three year term of the debentures. As a result of the extinguishment of the debentures the total unamortized amount at the time of the extinguishment was fully amortized.
Our net loss for the six months ended July 3, 2011 decreased by $1,458,822, or 56.4%, to $1,127,687, from $2,586,509, for the six months ended June 27, 2010. Our net loss decreased primarily due to the change in market-to-market value of warrants with derivative characteristics and the significant decrease in interest expenses due to the extinguishment of debt executed in October 2010 slightly offset by the increase in our operating loss due to the sales decline. As a percentage of total revenues, our net loss decreased to 53.5% of total revenues for the six months ended July 3, 2011 from 106.6% of total revenues for the six months ended June 27, 2010.
Liquidity and Capital Resources
Cash and cash equivalents and restricted cash at July 3, 2011 were $1,267,981 compared to $2,837,493 at January 2, 2011. Cash is primarily used to fund our (i) capital expenditures for company-owned stores, (ii) working capital requirements and (iii) net operating losses.

At July 3, 2011, we had negative working capital of $109,194 compared to positive working capital of $1,814,452 at January 2, 2011. The decrease in working capital was primarily due to the use of cash to fund our operating loss, the accrual of dividends and the acquisition of fixed assets.
We used $1,297,044 of cash to fund our operating activities in the six months ended July 3, 2011 compared with $876,797 of cash used to fund our operating activities in six months ended June 27, 2010. The increase in cash used to fund our operating activities was primarily due to increase in operating losses, reduction in collection of account receivables, and decrease in account payable, partially offset by an increase in franchisee deposits.
During the six months ended July 3, 2011, we spent $244,036 for the acquisition of equipment compared with $37,057 spent for the acquisition of equipment during the six months ended June 27, 2010.
During the six months ended July 3, 2011, financing activities used $28,520 of cash, primarily due to payments capital lease obligations. During the six months ended June 27, 2010, the financing activities used $416,192 of cash, primarily due to payments on long-term debt.
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
Each investor who participated in the Offering also received a warrant to purchase 100 shares of Common Stock of the Company, par value $0.001 per shares (the “Common Stock”), per share of Preferred Stock purchased (the “Investor Warrants”). The Company issued warrants to purchase an aggregate of 3,440,000 shares of Common Stock to investors who participated in the Offering.
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
The following table sets forth information as of July 3, 2011 with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

						More
		Less Than		1 Year to	4 Years to	than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$524,334	$450,000	(1)	$74,334	$—	$—
Capital leases	26,369	15,299		11,070		—
Operating leases	1,809,000	234,000		943,000	596,000	36,000

(1)	Long-term debt due in less than 1 year is $450,000 that becomes due upon the sale of the Company’s Landmark Center restaurant and store. The Company currently has no plans to sell its Landmark Center unit.
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
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of July 3, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — An Integrated Framework (September 1992). Because of the material weakness existed and continues to exist due to our inability to perform sufficient testing of internal controls over financial reporting, management concluded that, as of July 3, 2011, our internal controls over financial reporting were not effective.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
None

Item 3.	Defaults Upon Senior Securities
None.

Item 4.	Removed and Reserved
None.

Item 5.	Other Information
None.

Item 6.	Exhibits

Exhibit
No.	Description

31.1	Certification of CEO required by Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of CFO required by Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of CEO required by Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of CFO required by Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*

*	Filed herewith

SIGNATURES
In accordance with the requirements of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UFOOD RESTAURANT GROUP, INC.

Date: August 16, 2011	By:	/s/ George Naddaff George Naddaff
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 16, 2011	By:	/s/ Irma Norton Irma Norton
Chief Financial Officer
(principal financial officer)