Form 10-Q
period 2011-10-02
UFood Restaurant Group, Inc.
filed 2011-11-16
CIK 1369233

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 2, 2011

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
As of November 15, 2011, there were 48,269,598 shares of the Registrant’s common stock, par value $0.001 per share, issued and outstanding.

Page
PART I — FINANCIAL INFORMATION

Item 1: Financial Statements	3

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3: Quantitative and Qualitative Disclosures About Market Risk	34

Item 4: Controls and Procedures	34

PART II — OTHER INFORMATION

Item 1: Legal Proceedings	36

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds	36

Item 3: Defaults Upon Senior Securities	36

Item 4: Removed and Reserved	36

Item 5: Other Information	36

Item 6: Exhibits	37

Signatures	38

EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
October 2, 2011 and January 2, 2011
Assets

	October 2, 2011	January 2, 2011
		(audited
	(unaudited)	restated)

Current assets:
Cash and cash equivalents	$793,665	$2,797,452
Restricted cash	40,129	40,041
Accounts receivable, net	27,908	8,334
Inventories	114,221	118,324
Prepaid expenses and other current assets	100,722	78,310

	1,076,645	3,042,461

Property and equipment:
Equipment	1,100,031	1,006,238
Furniture and fixtures	303,570	210,251
Leasehold improvements	1,745,542	1,722,654
Website development costs	69,485	27,050

Total property and equipment	3,218,628	2,966,193
Accumulated depreciation and amortization	2,135,429	1,863,148

Net fixed assets	1,083,199	1,103,045

Other assets:
Investment in APG JV, LLC	510	—
Deferred financing costs, net	3,083	7,717
Goodwill	75,363	75,363
Other	82,128	84,382

	161,084	167,462

Total assets	$2,320,928	$4,312,968

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Balance Sheets
October 2, 2011 and January 2, 2011
Liabilities and Stockholders’ Equity (Deficit)

	October 2,	January 2,
	2011	2011
		(audited
	(unaudited)	restated)

Current liabilities:
Current portion of long-term debt	$450,000	$450,000
Current portion of capital lease obligations	13,117	27,496
Accounts payable	368,330	279,102
Franchisee deposits	122,500	80,000
Accrued dividends	690,456	225,779
Accrued expenses and other current liabilities	169,577	165,632

Total current liabilities	1,813,980	1,228,009

Long-term liabilities:
Long-term debt	82,323	62,120
Warrant liability	388,798	1,451,669
Capital lease obligations, net of current portion	7,923	17,844
Other noncurrent liabilities	75,956	83,716

	555,000	1,615,349

Total liabilities	2,368,980	2,843,358

Commitments and contingencies

Stockholders’ equity (deficit):

Preferred stock, $0.001 par value, 10,000,000 shares authorized,
Series “A” 51,925 and 56,925 shares issued and outstanding at October 2, 2011 and January 2, 2011 respectively	52	57
Series “B” 33,785 and 39,400 shares issued and outstanding at October 2, 2011 and January 2, 2011 respectively	34	39
Common stock, $0.001 par value, 300,000,000 shares authorized, 47,640,810 and 40,487,294 shares issued and outstanding at October 2, 2011 and January 2, 2011 respectively	47,641	40,487
Additional paid-in capital	43,455,378	42,845,625
Accumulated deficit	(43,551,157)	(41,416,598)

Total stockholders’ equity (deficit)	(48,052)	1,469,610

Total liabilities and stockholders’ equity (deficit)	$2,320,928	$4,312,968

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Operations — Unaudited
For the Three and Six Month Periods Ended October 2, 2011 and September 26, 2010

	Three Months Ended		Nine months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Revenues:
Store sales	$1,057,986	$1,178,874	$3,044,199	$3,447,118
Franchise royalties and fees	48,789	101,055	141,766	208,819
Other revenue	—	—	2,903	22,298

	1,106,775	1,279,929	3,188,868	3,678,235

Costs and expenses:
Store operating expenses:
Food and paper costs	343,408	356,628	945,409	1,016,192
Cost of nutritional products	65,908	70,787	214,662	255,140
Labor	333,222	332,455	951,182	957,840
Occupancy	112,996	74,847	329,700	309,571
Other store operating expenses	167,971	153,663	460,135	497,806
General and administrative expenses	667,240	2,104,249	2,490,645	3,760,979
Advertising, marketing and promotion expenses	38,753	44,472	157,246	158,345
Depreciation and amortization	91,060	80,636	272,281	244,711
Loss on disposal of assets	—	25,782	—	25,782

Total costs and expenses	1,820,558	3,243,519	5,821,260	7,226,366

Operating loss	(713,783)	(1,963,590)	(2,632,392)	(3,548,131)

Other income (expense):
Interest income	858	672	4,803	4,829
Interest expense	(12,701)	(408,434)	(35,116)	(1,192,473)
Other income(expense)	253,479	(1,969,761)	1,062,871	(2,191,846)

Other income (expense), net	241,636	(2,377,523)	1,032,558	(3,379,490)

Loss before income taxes	(472,147)	(4,341,113)	(1,599,834)	(6,927,621)
Income taxes	—	—	—	—

Net loss	$(472,147)	$(4,341,113)	$(1,599,834)	$(6,927,621)

Dividends on preferred stock	(168,420)	(19,778)	(534,724)	(19,778)

Net loss attributable to common stockholders	$(640,567)	$(4,360,891)	$(2,134,559)	$(6,947,399)

Weighted average number of shares outstanding-basic and diluted	45,461,761	40,014,225	42,619,229	39,039,355

Basic and diluted loss per share	$(0.01)	$(0.11)	$(0.05)	$(0.18)

See accompanying notes.

UFOOD RESTAURANT GROUP, INC. AND SUBSIDIARY
Consolidated Statements of Cash Flows — Unaudited
For the Nine months Ended October 2, 2011 and September 26, 2010

	Nine months Ended
	October 2,	September 26,
	2011	2010

Cash flows from operating activities:
Net loss	$(1,599,834)	$(6,927,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	272,281	244,711
Amortization of the beneficial conversion feature	20,203	569,090
Deferred financing costs	4,634	257,263
Provision for doubtful accounts	—	(66,322)
Stock-based compensation	406,717	853,083
Change in fair value of warrant liability	(1,062,871)	2,191,846
Loss on disposal of assets	—	25,782
Non-cash promotion expenses	149,592	1,178,545
Non-cash interest payments	—	312,884
Increase (decrease) in cash from changes in assets and liabilities:
Accounts receivable	(19,574)	224,247
Inventories	4,103	(21,464)
Prepaid expenses and other current assets	(22,413)	46,798
Other assets and noncurrent liabilities	2,254	2,779
Accounts payable	89,228	64,236
Franchisee deposits	42,500	(46,079)
Accrued expenses and other current and non-current liabilities	(3,814)	(149,611)

Net cash used in operating activities	(1,716,994)	(1,239,833)

Cash flows from investing activities:
Acquisition of property and equipment	(252,435)	(70,700)
Investment in APG JV, LLC	(510)	—

Net cash used in investing activities	(252,945)	(70,700)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	—	53,846
Payments for financing costs	(9,461)	(69,881)
Payments on long-term debt	—	(407,882)
Payments on capital lease obligations	(24,299)	(46,221)
(Increase) decrease in restricted cash	(88)	20,384

Net cash used in financing activities	(33,848)	(449,754)

Decrease in cash and cash equivalents	(2,003,787)	(1,760,287)
Cash and cash equivalents — beginning of year	2,797,452	2,278,427

Cash and cash equivalents — end of period	$793,665	$518,140

See accompanied notes.

UFOOD RESTAURANT GROUP, INC. and SUBSIDIARY
Consolidated Statements of Changes in Stockholders’ Equity (Deficit)
For the nine months ended October 2, 2011

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated
	Shares	Value	Shares	Value	Capital	Deficit	Total

Balance, January 2, 2011, restated	96,325	$96	40,487,294	$40,487	$42,845,625	$(41,416,598)	$1,469,610

Conversion of Preferred Stock Series “A” into common stock	(5,000)	(5)	3,846,154	3,846	(3,841)	—	—
Conversion of Preferred Stock Series “B” into common stock	(5,615)	(6)	2,441,304	2,441	(2,436)	—	—
Common stock issued for consulting, marketing & promotional services	—	—	469,711	470	82,370	—	82,840
Common stock-based compensation for consulting, marketing and promotional expenses	—	—	—	—	66,752	—	66,752
Common stock-based compensation	—	—	—	—	406,717	—	406,717
Payments for financing costs	—	—	—	—	(9,461)	—	(9,461)
Payment of dividends to preferred stock converted into common stock	—	—	396,347	396	69,652	—	70,048
Dividends on preferred stock	—	—	—	—	—	(534,724)	(534,724)
Net loss for the nine months ended October 2, 2011	—	—	—	—	—	(1,599,834)	(1,599,834)

Balance, October 2, 2011	85,710	$86	47,640,810	$47,641	$43,455,378	$(43,551,157)	$(48,052)

See accompanied notes.

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
On December 18, 2007, (the Merger Date) pursuant to the terms of an Agreement and Plan of Merger and Reorganization, a wholly-owned subsidiary of the Company merged with and into KnowFat Franchise Company, Inc. (KnowFat). Following the merger (the Merger), UFood continued KnowFat’s business operations as a franchisor and operator of fast-casual food service restaurants that capitalize on consumer demands for great tasting food with healthy attributes. On the Merger Date, each share of KnowFat common stock issued and outstanding immediately prior to the Merger was exchanged for 1.52350763 shares of UFood Common Stock. All share amounts have been adjusted to reflect the effect of the share exchange. As of October 2, 2011, the Company’s operations consisted of four Company-owned restaurants and four franchisee owned restaurants.
Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the rules and regulations of the Securities and Exchange Commission. They include the activity and balances of UFood and its subsidiaries but do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The interim consolidated financial statements are unaudited; however, they include all normal recurring accruals and adjustments that, in the opinion of management, are necessary to present fairly UFood’s financial position at October 2, 2011, and the results of its operations and cash flows for the fiscal quarters ended October 2, 2011 and September 26, 2010. The results of operations for the three and nine months ended October 2, 2011 are not necessarily indicative of the results to be expected for future quarters or the full year. The interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes thereto for the fiscal year ended January 2, 2011 included in the Company’s Annual Report as amended by Form 10-K/A filed on May 18, 2011.
As shown in the accompanying consolidated financial statements, the Company has incurred recurring net losses and negative cash flows from operations. Over the past few years, the Company’s operations have been funded through a combination of private equity and debt financing. As of October 2, 2011, the Company had approximately $794,000 of unrestricted cash. The Company is currently in the process of trying to raise additional equity capital necessary to enable the Company to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions. The accompanying consolidated financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. The Company is subject to a number of risks similar to those of other companies in its industry, including dependence on key individuals, competition from substitute products, the successful attraction of franchisees, and the ability to obtain adequate additional financing necessary to fund continuing operations.
2.	Summary of Significant Accounting Policies
Fiscal Quarters
In 2011, our fiscal quarters end on April 3rd, July 3rd, October 2nd of 2011, and January 1st, 2012. In 2010, our fiscal quarters ended on March 28th, June 27th, September 26th, 2010 and January 2nd, 2011.

Principles of Consolidation
The consolidated financial statements include the assets, liabilities and results of operations of UFood Restaurant Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.
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
Investments in Companies Accounted for using the Equity Method
The Company’s invest in APG JV, LLC (see Note 6) is accounted for by the equity method as a result of the ownership percentage and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of the investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for.
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $4,634 and $257,263 for the nine months ended October 2, 2011 and September 26, 2010, respectively, and is included in interest expense. The amortization expense recorded by the Company for the three months ended October 2, 2011 and September 26, 2010 was $1,545 and $83,435 respectively.
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
Stock-based compensation expense recognized during the three months ended October 2, 2011 totaled approximately $86,803 for stock options. Stock-based compensation expense recognized during the nine months ended October 2, 2011 totaled approximately $406,716 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
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

At October 2, 2011, the aggregate fair value of the derivative was $388,798. The decrease in the fair value of the derivative was in the aggregate amount of $253,479 and $1,062,871 during the fiscal quarter and nine months ended October 2, 2011 respectively. The decrease in the fair value of the derivative was recorded in the consolidated statement of operations as other income(expense). As a result of the most recent financing during 2010 and pursuant to the terms of the 2008 Investor Warrants, the exercise price was changed to $0.54 from $0.59.
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
Tabular disclosure of the fair value of the derivative instrument in the consolidated balance sheets, and the effect of the derivative instrument on the consolidated balance sheets follows:

	Liability Derivatives
		Fair Value
		As of October 2,	As of January 2,
	Balance Sheet Location	2011	2011
Derivatives designated as hedging instruments under ASC No. 815-10:
None

Derivatives not designated as hedging instruments under ASC No. 815-10:
Derivative warrant liability	Long-term liabilities	$388,798	$1,451,669

Total derivatives		$388,798	$1,451,669

The effect of the derivative instrument on the consolidated statements of operations for the quarter and nine months ended October 2, 2011 and September 26, 2010 follows:

	Location of Gain	Amount of Gain (Loss) Recognized in Income on Derivative
	(Loss)			Nine months	Nine months
	Recognized in			ended	ended
	Income on	Fiscal quarter ended	Fiscal quarter ended	October 2,	September 26,
	Derivative	October 2, 2011	September 26, 2010	2011	2010
Derivatives not designated as hedging instruments under ASC No. 815-10:

Derivative warrant liability	Other Income (Expense)	$253,479	$(1,969,761)	$1,062,871	$(2,191,846)

Total		$253,479	$(1,969,761)	$1,062,871	$(2,191,846)

The fair value of the warrant liability was determined using the Black Scholes Option Pricing method. The valuation methodology uses a combination of observable (Level 2) and unobservable (Level 3) inputs in calculating fair value. As required by ASC 820, assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The fair value of the warrant liability was estimated on the date of issuance, as of January 2, 2011, and as of October 2, 2011, using the following assumptions:

	At Issuance	January 2, 2011	October 2, 2011
Expected term (years)	5 - 7 Years	2 - 4 Years	1 - 3 Years
Expected volatility	32.34%	156.3%	121.22%
Risk-free interest rate	2.46%	0.61%	0.13%
Expected annual dividend	0.00%	0.00%	0.00%
The table below sets forth a summary of changes in the fair value of the Company’s level 3 derivative at December 29, 2008, and for the nine months ended October 2, 2011:

Balance as of December 29, 2008	$—
Fair Value of warrant liability at issuance	3,512,272
Decrease in fair value at December 29, 2008	(3,159,024)
Decrease in fair value at December 27, 2009	(349,498)
Increase in fair value at January 2, 2011	1,447,919
Decrease in fair value during quarter ended April 3, 2011	(318,405)
Decrease in fair value during quarter ended July 3, 2011	(490,987)
Decrease in fair value during quarter ended October 2, 2011	(253,479)
Balance as of October 2, 2011	$388,798
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

The 2007 Plan
There were no awards under the 2007 Plan prior to December 18, 2007. Awards of ISO’s, non-qualified stock options, stock appreciation rights, restricted stock units, restricted stock or performance units may be made under the 2007 Plan of up to a maximum of 9,000,000 shares of Common Stock to employees, directors, consultants and agents of the Company. The Company believes awards under the 2007 Plan align the interests of its employees with those of its shareholders. On April 1st, 2010 the Company’s Board of Directors approved the grant of 2,070,000 options to purchase shares of the Company’s common stock to Officers and employees, fully vested at grant. At October 2, 2011, there were 5,711,849 stock options outstanding under the 2007 Plan. At October 2, 2011, options to purchase 5,711,849 shares of Common Stock were exercisable at a weighted average exercise price of $0.19.
Activity under the 2007 Plan for the nine months ended October 2, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 2, 2011	5,884,990	$0.19	7.9	$—
Granted	—	—	—
Exercised	—	—	—
Forfeited	(173,141)

Outstanding at October 2, 2011	5,711,849	$0.19	7.2	$—

Exercisable at October 2, 2011	5,711,849	$0.19	7.2	$—

At October 2, 2011 there were 3,288,151 options available for grant under the 2007 Plan. The aggregate intrinsic value in the table above represents the total intrinsic value, based on the Company’s closing stock price of $0.12 as of October 2, 2011 which would have been received by the options holders had all option holders exercise their options as of that date.
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
Also on June 12, 2010, the Board of Directors approved the grant of 10,000 Series “B” Preferred Shares to Summit Trading Limited according to its service agreement to provide investor relations and public relations services to the Company. These preferred shares were fully vested at the execution of the agreement. The face value of the preferred shares is $100 per share and the conversion price to common stock is $0.23. Pursuant to Section 3 of the Agreement, the Company terminated the agreement on December 8, 2010 which such cancelation reduced the number of preferred shares to be issued by one-half to 5,000 shares. As a result of this grant, the Company recorded an expense of $500,000 of stock-based compensation expense. The Board of Directors have agreed to reinstate the Summit Trading Limited service agreement with a covenant of performance of 60 days after the Investor Relations campaign begins in November.
On June 30th, 2010 the Company’s Board of Directors awarded to its vendors, executives, Board of Directors and employees, non-qualified stock options to purchase 7,703,673 shares of the Company’s common stock with an exercise price of $0.19. The vesting schedule varies from one year through three years. As a result of this grant, the Company will recognize an expense in the total amount of $1,519,255 over the vesting period. At October 2, 2011 there was $395,498 of total unrecognized compensation cost related to non-vested options granted outside of any Plan. This cost will be recognized over approximately 27 months.
On November 17, 2010 the Company’s Board of Directors awarded to Jeffrey Bonasia, a marketing consultant, non-qualified stock options to purchase 250,000 shares of the Company’s common stock with an exercise price of $0.27. The vesting schedule is over a five month period pursuant to his consulting agreement with the Company. The Company recognized an expense in the total amount of $55,631 over the vesting period.

On April 27, 2011 the Company’s Board of Directors awarded the following grants:

Name	Type	Number of Shares	Exercise Price	Termination	Vesting Schedule
Charles Yelen	Warrant	10,000	$0.16	5 years from the date of grant	All shares vest upon date of grant
Charles Yelen	Warrant	10,000 to be granted upon the opening of each of three stores	Market closing price at grant	5 years from the date of grant	All shares vest upon date of grant
Charles Yelen	Warrant	2,000 to be granted upon the opening of each of store after the third store	Market closing price at grant	5 years from the date of grant	All shares vest upon date of grant
Jeffrey Bonasia	Non-Qualified stock options	500,000	$0.16	5 years from the date of grant	Equal monthly amounts for 24 months following the date of the grant.
Health Corp	Shares of common stock	20,000	None	None	None
MK3	Non-qualified stock options	69,625	$0.16	10 years from the date of grant	All shares vest upon date of the grant
John Howell	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.
Raymund c. King	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant
Paul W. Essex	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.
William A. Chatfield	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.
William J. Blalock	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.
Mark R. Milliken	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.
Stacey Bell	Non-qualified stock options	25,000	$0.16	5 years from the date of grant	Equal monthly amounts for 12 months following the date of the grant.
Activity of Non-Qualified Stock Options outside of any plan from January 2, 2011 through October 2, 2011 is presented below:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Term	Value

Outstanding at January 2, 2011	8,728,673	$0.19	9.2	$245,993
Granted	744,625	0.16	—
Forfeited	(174,000)	0.19	—

Outstanding at October 2, 2011	9,299,298	$0.19	7.4	$-0-

Exercisable at October 2, 2011	6,775,815	$0.19	7.4	$-0-

5.	Capital Stock
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

The exercise price and number of shares of Common Stock issuable on exercise of the Investor Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. The Investor Warrants are also subject to a weighted average price protection for the term of the Investor Warrants. The Placement Agent Warrants are substantially identical to the terms of the Investor Warrants except that the Placement Agent Warrants have cashless exercise rights to the extent that a registration statement covering the shares of Common Stock underlying the Placement Agent Warrants is not in effect nine months following the date of issuance.
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

6.	Other investment
On September 9, 2011, UFood Restaurant Group, Inc. (UFood Restaurant) entered into a (Delaware) limited liability company agreement of APG JV, LLC (the “LLC”), with: KFLG Watertown, Inc., a Massachusetts corporation and an indirect wholly-owned subsidiary of UFood Restaurant (“KFLG” and, collectively with UFood, “UFood” or the “Company”), and MBUF LLC, a Delaware limited liability company (“MBUF”). The purpose of the “LLC” is to build and operate 3 UFood Grill outlets at the Aberdeen Proving Ground (the Aberdeen units). The Company owns 51% of the membership units and the right to nominate two of the four Board of Managers (all decisions or actions requiring an affirmative vote by the majority).
UFood Restaurant will provide management services to the LLC (via separate management agreement), in exchange for a 5% (of LLC gross sales) management fee, paid quarterly by the LLC; conduct operations and affairs of the Aberdeen Units for the benefit of the LLC; grant and license to the LLC branding, materials and know-how, intellectual property rights, franchise rights, trademarks and service marks, etc.; and hold and operate under all leases, awards, contracts and rights re: Aberdeen Units for the benefit of the LLC.
A joint venture relationship must first be evaluated under the variable interest entity subsections of ASC 810-10, to determine if the joint venture is a variable interest entity (“VIE”), and whether one investor is the primary beneficiary required to consolidate the Joint Venture. Based on ASC 810-10-25-26, since APG JV, LLC (the LLC) is receiving financing (loan) from MBUF, the related liability creates variability, which is absorbed by MBUF. The LLC is the creator of variability.
Once the loan is repaid, UFood Restaurant and MBUF will share in the profits and distributions of the LLC in proportion to their respective interests (51% and 49%, respectively). As a result, both members absorb variability in terms of expected residual returns from the LLC’s assets and operations.
Given that MBUF will absorb a majority of the VIE’s expected losses and UFood Restaurant will receive a majority of the VIE’s expected residual returns (51%), the reporting entity absorbing a majority of the losses (MBUF) should consolidate the VIE. As such, MBUF is the primary beneficiary in relation to the LLC VIE. UFood Restaurant would not have to consolidate the VIE. Instead, UFood Restaurant would need to include VIE disclosures within its financial statements, in relation to the counterparty (APG JV, LLC).
Although UFood Restaurant has a 51.0% membership unit interest, as far as initial membership units in APG JV, LLC, the Board of Managers, which makes decisions and actions based upon an affirmative vote of the majority, is comprised of two managers designated by UFood Restaurant, and two managers designated by MBUF. Thus, true voting power is split 50/50 between the two entities. Based upon this 50% voting interest, UFood Restaurant can exercise significant influence (but not control) over APG JV, LLC.
As a result, UFood Restaurant recorded for its investment in APG JV, LLC of 51,000 membership units for $510 under the equity method of accounting.
7.	Income Taxes
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
No provision for current income taxes has been recorded for the three and nine months ended October 2, 2011 and September 26, 2010 due to the Company’s cumulative net losses. Significant components of deferred tax assets are net operating loss carryforwards; start-up costs and organizational costs capitalized for tax purposes, and deferred revenue. Significant component of deferred tax liabilities is depreciation of property and equipment.
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

The Company’s income tax returns have not been audited by the Internal Revenue Service (IRS) or any state taxing authority. The years 2008 through 2010 remain open to examination by the IRS and state taxing authority. The Company believes it is not subject to any tax exposure beyond the preceding discussion. The Company’s policy is to recognize interest and penalties accrued on any unrecognized tax benefits as a component of income tax expense.
8.	Commitments and Contingencies
We are subject to legal proceedings and claims which arise in the normal course of business. Although there can be no assurance as to the ultimate outcome, we generally have denied, or believe we have a meritorious defense and will deny, liability in all significant cases pending against us. Based on information currently available, we believe the amount, or range, of reasonably possible losses in connection with the actions against us, in excess of established reserves, in the aggregate, not to be material to our consolidated financial condition or cash flows. However, losses may be material to our operating results for any particular future period, depending on the level of our income for such period.
9.	Supplemental Disclosures of Cash Flow Information

	Three Months Ended		Nine months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010

Cash paid during the period for interest	$3,409	$15,174	$7,112	$51,993

Preferred stock dividends paid with common stock	$42,078	$—	$70,048	$—

Property and equipment acquired with capital lease	$—	$—	$—	$8,163

10.	Loss Per Share
The amounts used for basic and diluted per share calculations are as follows:

	Three Months Ended		Nine months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Net loss allocable to common stockholders	$(640,567)	$(4,360,891)	$(2,134,559)	$(6,947,399)

Weighted average number of shares outstanding — basic and diluted	45,461,761	40,014,225	42,619,229	39,039,355

Basic and diluted per common share	$(0.01)	$(0.11)	$(0.05)	$(0.18)

Diluted earnings (loss) per share are not presented since the effect of the assumed exercise of options and warrants to purchase common stock would have been anti-dilutive. A total of a 66,004,677 and 59,768,7150 potential common shares from the assumed exercise of options and warrants were excluded from the calculation of diluted net loss per share for the three and nine month periods ended October 2, 2011 and September 26, 2010 respectively, because their inclusion would have been anti-dilutive.
11.	Segment Data
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
Segment information for the Company’s two business segments follows:

	Three Months Ended		Nine months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Revenues:
Store operations	$1,057,986	$1,178,874	$3,044,199	$3,477,118
Franchise operations	48,789	101,055	144,669	231,117

Total revenue	$1,106,775	$1,279,929	$3,188,868	$3,678,235

Segment income (loss):
Store operations	$(44,881)	$116,370	$(98,206)	$178,774
Franchise operations	(114,521)	(498,277)	(441,730)	(820,520)

Total segment loss	$(159,402)	$(381,907)	$(539,936)	$(641,746)

Unallocated general and administrative expenses	$424,568	$1,456,575	$1,662,931	$2,503,329
Advertising, marketing and promotion	38,753	44,472	157,244	158,345
Depreciation and amortization	91,060	80,636	272,281	244,711
Interest expense, net	11,843	407,762	30,313	1,187,644
Other (income) expense	(253,479)	1,969,761	(1,062,871)	2,191,846

Net loss	$(472,147)	$(4,341,113)	$(1,599,834)	$(6,927,621)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operation
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
Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements for the three and nine months ended October 2, 2011 and September 26, 2010, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of the consolidated financial statements requires us to make estimates, judgments and assumptions, which we believe to be reasonable, based on the information available. These estimates and assumptions affect the reported amounts of assets, liabilities, revenues and expenses. Variances in the estimates or assumptions used could yield materially different accounting results. On an ongoing basis, we evaluate the continued appropriateness of our accounting policies and resulting estimates to make adjustments we consider appropriate under the facts and circumstances.
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
Investments in Companies Accounted for using the Equity Method
The Company’s invest in APG JV, LLC (see Note 6) is accounted for by the equity method as a result of the ownership percentage and/or the Company’s ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company’s proportionate share of the investees’ net income or losses after the date of the investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for.
Deferred Financing Costs
Deferred financing costs represent costs paid to third parties in order to obtain long-term financing and have been included in other assets. Deferred financing costs are amortized over the life of the related debt. Amortization expense related to these costs was $4,634 and $257,263 for the nine months ended October 2, 2011 and September 26, 2010, respectively, and is included in interest expense. The amortization expense recorded by the Company for the three months ended October 2, 2011 and September 26, 2010 was $1,545 and $83,435 respectively.
Valuation of Goodwill
We account for goodwill and other intangible assets under ASC No. 805, Business Combinations, and ASC No. 350-20 to 30, Goodwill and Other Intangible Assets. ASC No. 805 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that certain intangible assets acquired in a business combination be recognized as assets apart from goodwill. Under ASC No. 350-20 to 30, purchased goodwill and intangible assets with indefinite lives are not amortized, but instead tested for impairment at least annually or whenever events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill attributable to our franchise operations segment is evaluated by comparing the Company’s fair market value, determined based upon quoted market prices of the Company’s equity securities, to the carrying amount of goodwill. Goodwill attributable to our store operations segment is evaluated on a restaurant-by-restaurant basis by comparing the restaurant’s estimated fair value to the carrying value of the restaurant’s underlying net assets inclusive of goodwill. Fair value is determined based upon the restaurant’s estimated future cash flows. Future cash flows are estimated based upon a restaurant’s historical operating performance and management’s estimates of future revenues and expenses over the period of time that the Company expects to operate the restaurant, which generally coincides with the initial term of the restaurant’s lease but which may take into account the restaurant’s first lease renewal period up to 5 years. The estimate of a restaurant’s future cash flows may also include an estimate of the restaurant’s terminal value, determined by applying a capitalization rate to the restaurant’s estimated cash flows during the last year of the forecast period. The capitalization rate used by the Company was determined based upon the restaurant’s location, cash flows and growth prospects. As of the first day of the fourth quarter of the year ended January 1, 2012 according to our policy we have tested the carrying value of the Goodwill attributable to our store operations and no impairment was necessary. The carrying amount of goodwill may be impaired in the future if our actual operating results and cash flows fall short of our expectations.

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
Stock-based compensation expense recognized during the three months ended October 2, 2011 totaled approximately $86,803 for stock options. Stock-based compensation expense recognized during the nine months ended October 2, 2011 totaled approximately $406,716 for stock options. Stock-based compensation expense was included in general and administrative expenses in the accompanying Consolidated Statements of Operations.
Executive Summary of Results
The following table sets forth the percentage relationship to total revenues, except where otherwise indicated, of certain items included in our consolidated statements of operations for the periods indicated. Percentages may not add due to rounding:

	Three Months Ended		Nine months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Revenues:
Store sales	95.6%	92.1%	95.5%	93.7%
Franchise royalties and fees	4.4	7.9	4.4	5.7
Other revenue	0.0	0.0	0.1	0.6

	100.0%	100.0%	100.0%	100.0%

Costs and expenses:
Store operating expenses (1):
Food and paper costs	35.9%	33.7%	34.6%	33.3%
Cost of nutritional products	6.2	6.0	7.1	7.4
Labor	31.5	28.2	31.2	27.8
Occupancy	10.7	6.3	10.8	9.0
Other store operating expenses	15.9	13.0	15.1	14.4
General and administrative expenses	60.3	164.4	78.1	102.2
Advertising, marketing and promotion expenses	3.5	3.5	4.9	4.3
Depreciation and amortization	8.2	6.3	8.5	6.7
Loss on disposal of assets	—	2.0	—	0.7

Total costs and expenses	164.5	253.4	182.5	196.5

Operating loss	(64.5)	(153.4)	(82.5)	(96.5)

Other income (expense):
Interest income	0.0	0.1	0.2	0.2
Interest expense	(1.1)	(31.9)	(1.1)	(32.4)
Other income	22.9	(153.9)	33.3	(59.6)

Other income (expense), net	21.8	(185.8)	32.4	(91.9)

Loss before income taxes	(42.7)	(185.8)	(50.2)	(188.3)
Income taxes	—	—	—	—

Net loss	(42.7)%	(106.7)%	(50.2)%	(188.3)%

(1)	Food and paper costs are shown as a percentage of food sales. Cost of nutritional products, labor, occupancy and other store operating expenses are shown as a percentage of total store sales.

The following table sets forth certain data relating to the number of Company-owned, franchise-operated and system-wide store locations:

	Three Months Ended		Nine months Ended
	October 2,	September 26,	October 2,	September 26,
	2011	2010	2011	2010
Company-owned locations:
Locations at the beginning of the year	4	4	4	4
Locations opened	—	—	—	—
Locations closed	—	—	—	—
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	4	4	4	4

Franchise-owned locations:
Locations at the beginning of the year	4	4	4	4
Locations opened	—	1	—	2
Locations closed	—	(1)	—	(2)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	4	4	4	4

System-wide locations
Locations at the beginning of the year	8	8	8	8
Locations opened	—	1	—	2
Locations closed	—	(1)	—	(2)
Locations sold	—	—	—	—
Locations transferred	—	—	—	—

Locations at the end of the period	8	8	8	8

Three Months Ended October 2, 2011 Compared to Three Months Ended September 26, 2010
General
For the three months ended October 2, 2011, our comparable store sales for Company owned stores decreased by 10.3% Comparable store sales of Company-owned and franchisee-owned locations were adversely impacted by the economic downturn and the corresponding slowdown in consumer spending. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Total revenues for the three months ended October 2, 2011 decreased by $173,154 or 13.5% to $1,106,775 from $1,279,929 for the three months ended September 26, 2010. The decrease in total revenues for the three months ended October 2, 2011 as compared to the prior year was primarily due to lower same store sales and no openings of franchisee stores.

Sales at Company-operated stores for the three months ended October 2, 2011 decreased by $120,888, or 10.3% to $1,057,986 from $1,178,874 for the three months ended September 26, 2010. As a percentage of total sales revenues, sales at Company-operated stores increased to 95.6% of the total revenues for the three months ended October 2, 2011 up from 92.1% of the total revenues for the three months ended September 26, 2010. The decrease in sales at Company-operated stores for the three months ended October 2, 2011 was primarily due to a significant sales decline at our Logan Airport Terminal B location resulting from a reduction in customers caused by the decrease in airline passengers. Also, the decrease in sales is attributable to the fewer customers visiting our other stores locations slightly offset by a small increase of the average ticket.
During the three months ended October 2, 2011, franchise royalties and fees decreased by $52,266, or 51.7% to $48,789 from $101,055 for the three months ended September 26, 2010 due to the opening of a franchise store in 2010 and the associated franchise fee of $35,000, compared to the same period this year with no openings.
Costs and Expenses
Food and paper costs for the three months ended October 2, 2011 decreased by $13,220, or 3.7%, to $343,408 from $356,628 for the three months ended September 26, 2010. As a percentage of food sales, food and paper costs increased to 35.9% of food sales for the three months ended October 2, 2011 from 33.7% of food sales for the three months ended September 26, 2010. The increase in food and paper costs as a percentage of food sales was primarily attributable to the increase in promotional discounts which were 157% more than the same period last year.
The cost of nutritional products for the three months ended October 2, 2011 decreased by $4,879, or 6.9%, to $65,908 from $70,787 for the three months ended September 26, 2010. As a percentage of store sales, the cost of nutritional products increased to 6.2% of store sales for the three months ended October 2, 2011 from 6% of store sales for the three months ended September 26, 2010. The decrease in the cost of nutritional products as a percentage of store sales was primarily attributable to the decline in sales of nutritional products.
Store labor expense for the three months ended October 2, 2011 increased by $767, or 0.2%, to $333,222 from $332,455 for the three months ended September 26, 2010. As a percentage of store sales, labor expense increased to 31.5% of store sales for the three months ended October 2, 2011 from 28.2% of store sales for the three months ended September 26, 2010. The increase in the labor percentage as a percentage of sales was due to the decline in sales and pay rate increases to employees.
Store occupancy costs for the three months ended October 2, 2011 increased by $38,149, or 51.0%, to $112,996 from $74,847 for the three months ended September 26, 2010. The increase in occupancy costs was primarily attributable to the rent relief we received for one of our locations, resulting in an adjustment to eliminate the rent accrual booked in the three months ended September 26, 2010. As a percentage of store sales, occupancy costs increased to 10.7% of store sales for the three months ended October 2, 2011 from 6.3% of store sales for the three months ended September 26, 2010.
Other store operating expenses for the three months ended October 2, 2011 increased by $14,308, or 9.3%, to $167,971 from $153,663 for the three months ended September 26, 2010. The increase was primarily due an increase in maintenance expenses. As a percentage of store sales, other store operating expenses increased to 15.9% of store sales for the three months ended October 2, 2011 from 13% of store sales during the three months ended September 26, 2010, primarily due to the decline of same store sales.
General and administrative expenses for the three months ended October 2, 2011 decreased by $1,437,009 or 68.3%, to $667,240 from $2,104,249 for the fiscal quarter ended September 26, 2010. The decrease in general and administrative expenses for the three months ended October 2, 2011 compared to the same period in the prior year is primarily due to non-cash transactions booked last year. The stock based compensation for employees was $512,561 lower than last year during the same period. Also, the stock based compensation issued for Investor relations services was $989,209 lower than last year during the same period. As a result of the foregoing, general and administrative expenses decreased to 60.3% of total revenues during the three months ended October 2, 2011 down from 164.4% of total revenues for the three months ended September 26, 2010.
Advertising, marketing and promotion expenses for the three months ended October 2, 2011 decreased by $5,719 or 12.9%, to $38,753 from $44,472 for the three months ended September 26, 2010. The decrease in advertising, marketing and promotion expenses was primarily due to printing posters and promotional coupons in the prior year which were not incurred this year. As a percentage of total revenues, advertising, marketing and promotion expenses stayed at 3.5% for both years.
Depreciation and amortization expense for the three months ended October 2, 2011 increased by $10,424, or 12.9%, to $91,060 from $80,636 for the three months ended September 26, 2010. As a percentage of total revenues, depreciation and amortization expense increased to 8.2% of total revenues for the three months ended October 2, 2011 up from 6.3% of total revenues for the three months ended September 26, 2010.

Net other income (expense) changed to $241,636 of income for the three months ended October 2, 2011 from $2,377,523 of expense for the three months ended September 26, 2010. The detail of the other expense is as follows:

	Three months	Three months
	ended	ended
	October 2,	September 26,
	2011	2010		Variance
Other income (expense)	$253,479	$(1,969,761	)(1)	$2,223,240
Interest income	858	672		186
Interest expense	(12,701)	(408,434	)(2)	395,733

Total other income(expense)	241,636	(2,377,523)		2,619,159

(1)	The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by ASC No. 815-40, Derivatives and Hedging-Contracts in entity’s Own Equity. At October 2, 2011, the aggregate fair value of the derivative was $388,798. The decrease in the fair value of the derivative was in the aggregate amount of $253,479 during the Fiscal quarter ended October 2, 2011.

(2)	On October 1, 2010, the Company extinguished 98% of the outstanding Debentures; consequently the payment of interest has diminished significantly. Furthermore, in connection with the Debentures and the 2009 Warrants, the Company recorded a debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which was being accreted using the effective interest method over the three year term of the debentures. As a result of the extinguishment of the debentures the total unamortized amount at the time of the extinguishment was fully amortized.
The net loss for the three months ended October 2, 2011 decreased by $3,868,966, or 89.1% to $472,147, from $4,341,113 for the three months ended September 26, 2010. Our net loss decreased primarily due to the increase in other income and the decrease of General and Administrative expenses. Both variances were as a result of non-cash transactions such stock-based compensation and the valuation market-to-market of the outstanding 2008 Warrants as well as the beneficial conversion feature of the debentures extinguished last year. As a percentage of total revenues, our net loss decreased to 42.7% of total revenues for the three months ended October 2, 2011 down from 185.8% of total revenues for the three months ended September 26, 2010.
Nine months Ended October 2, 2011 Compared to Nine months Ended September 26, 2010
General
For the nine months ended October 2, 2011, our comparable store sales for Company owned stores decreased by 11.7%. The decrease in comparable store sales of Company-owned stores was primarily due to significant decline in passengers in Logan Airport Terminal B resulting in fewer customers at our store located within the food court in this terminal. Also, the decrease of sales was due to the closing of our stores for at least two days as a result of severe snow storms, the decrease of customer count slightly offset by a small increase of the average ticket. Comparable store sales are based on sales for stores that have been in operation for the entire period of comparison. Comparable store sales exclude closed locations.
Results of Operations
Revenues
Our total revenues for the nine months ended October 2, 2011 decreased by $489,367, or 13.3%, to $3,188,868 from $3,678,235 for the nine months ended September 26, 2010. The decrease in total revenues was primarily due to the decline in comparable store sales and less franchisee stores openings during the nine months ended October 2, 2011 compares to the same period last year.
Total store sales at Company-owned stores for the nine months ended October 2, 2011 decreased by $402,919, or 11.7%, to $3,044,199 from $3,447,118 for the nine months ended September 26, 2010. As a percentage of total revenues, sales at Company-owned stores increased to 95.5% of total revenues for the nine months ended October 2, 2011 from 93.7% of total revenues for the nine months ended September 26, 2010. The decrease in sales at Company-owned stores for the nine months ended October 2, 2011 was primarily due to a significant sales decline at our Logan Airport Terminal B location due to a reduction in customers caused by the decrease of airline passengers and a decrease in customer counts at our Boston stores due to severe weather which forced the Company to close the Boston stores for several days during the first nine months of 2011.

During the nine months ended October 2, 2011, franchise royalties and fees decreased by $67,053, or 32.1% to $141,766 from $208,819 for the nine months ended September 26, 2010 primarily due to a decrease in franchise fees from new store openings.
Costs and Expenses
Food and paper costs for the nine months ended October 2, 2011 decreased by $70,783, or 7.0%, to $945,409 from $1,016,192 for the nine months ended September 26, 2010. The decrease was primarily attributable to the decline in comparable sales. As a percentage of food sales, food and paper costs increased to 34.6% of food sales during the nine months ended October 2, 2011 up from 33.3% of food sales during the nine months ended September 26, 2010. The increase in food and paper costs as a percentage of food sales was primarily attributable to the significant increase in promotional discounts, an increase of wholesale costs partially offset by price increase in menu items that took place in the third week of May.
The cost of nutritional products for the nine months ended October 2, 2011 decreased by $40,478, or 15.9%, to $214,662 from $255,140 for the nine months ended September 26, 2010. As a percentage of store sales, the cost of nutritional products decreased to 7.1% of store sales for the nine months ended October 2, 2011 down from 7.4% of store sales for the nine months ended September 26, 2010, the decrease was primarily due to lower total revenues.
Store labor expense for the nine months ended October 2, 2011 decreased by $6,658, or 0.7%, to $951,182 from $957,840 for the nine months ended September 26, 2010. The decrease in labor expense was primarily attributable to a reduction in labor hours in response to the response of total store sales. As a percentage of store sales, labor expense increased to 31.2% of store sales for the nine months ended October 2, 2011 up from 27.8% of store sales for the nine months ended September 26, 2010. The increase in the labor percentage of store sales is primarily due the decline in stores sales and the general pay rate increases.
Store occupancy costs for the nine months ended October 2, 2011 increased by $20,129, or 6.5%, to $329,700 from $309,571 for the nine months ended September 26, 2010. The increase in store occupancy costs was primarily attributable to the reversal of the accrual for the straight line basis rent due to the amendment of one of our Company-owned store leases with a reduction for the remaining period in the lease. As a percentage of store sales, occupancy costs increased to 10.8% of store sales for the nine months ended October 2, 2011 up from 9% of store sales for the nine months ended September 26, 2010.
Other store operating expenses for the nine months ended October 2, 2011 decreased by $37,672, or 7.6%, to $460,135 from $497,807 for the nine months ended September 26, 2010. The decrease was primarily due to the reduction of utilities cost as a result of a charge back from prior years for utilities at one of our locations. As a percentage of store sales, other store operating expenses increased to 15.1% of store sales for the nine months ended October 2, 2011 from 14.4% of store sales for the nine months ended September 26, 2010, primarily due to the decrease in comparable store sales.
General and administrative expenses for the nine months ended October 2, 2011 decreased by $1,270,334 or 33. 8%, to $2,490,645 from $3,760,979 for the nine months ended September 26, 2010. The decrease in general and administrative expenses for the nine months ended October 2, 2011 compared to the same period in the prior year is primarily due to the following:
•	The personnel cost decreased by $467,536 due to the granting of stock options during the third quarter of 2010 and with vesting schedules from one year to three years.

•	The Investor and public relations expenses were lower by $933,233, due to the engagement of an investor relations firm in the third quarter of 2010 with fully vested shares.

•	The above decreases were slightly offset by an increase in Consulting, leased equipment and Licenses fees.
As a result of the foregoing, general and administrative expenses decreased to 78.1% of total revenues during the nine months ended October 2, 2011 from 102.2% of total revenues for the nine months ended September 26, 2010.
Advertising, marketing and promotion expenses for the nine months ended October 2, 2011 decreased by $1,099, or 0.7%, to $157,246 from $158,345 for the nine months ended September 26, 2010. As a percentage of total revenues, advertising, marketing and promotion expenses increased to 4.9% of total revenues during the nine months ended October 2, 2011 from 4.3% of total revenues during the nine months ended September 26, 2010.

Depreciation and amortization expense for the nine months ended October 2, 2011 increased by $27,570, or 11.3%, to $272,281 from $244,711 for the nine months ended September 26, 2010. As a percentage of total revenues, depreciation and amortization expense increased to 8.5% of total revenues for the nine months ended October 2, 2011 from 6.7% of total revenues for the nine months ended September 26, 2010.
Net other expense changed from $3,379,490 of expense for the nine months ended September 26, 2010 to $1,032,558 of income for the nine months ended October 2, 2011. The detail of the other expense is as follows:

	Nine months	Nine months
	ended	ended
	October 2,	September 26,
	2011	2010		Variance
Other income (expense)	$1,062,871	$(2,191,846	)(1)	$3,254,717
Interest income	4,803	4,829		(26)
Interest expense	(35,116)	(1,192,473	)(2)	1,157,357

Total other income(expense)	1,032,558	(3,379,490)		4,412,048

(1)	The Company is subject to a derivative warrant liability instrument due to the fact that the related contract is not indexed to its own stock, as specified by ASC No. 815-40, Derivatives and Hedging-Contracts in entity’s Own Equity. At October 2, 2011, the aggregate fair value of the derivative was $388,798. The decrease in the fair value of the derivative was in the aggregate amount of $1,062,871 during the nine months ended October 2, 2011.

(2)	On October 1, 2010, the Company extinguished 98% of the outstanding Debentures; consequently the payment of interest has diminished significantly. Furthermore, in connection with the Debentures and the 2009 Warrants, the Company recorded a debt discount of $3,130,200 associated with a beneficial conversion feature on the debt, which was being accreted using the effective interest method over the three year term of the debentures. As a result of the extinguishment of the debentures the total unamortized amount at the time of the extinguishment was fully amortized.
Our net loss for the nine months ended October 2, 2011 decreased by $5,327,787, or 76.9%, to $1,599,834, from $6,927,621, for the nine months ended September 26, 2010. Our net loss decreased primarily due to the change in market-to-market value of warrants with derivative characteristics and the significant decrease in interest expenses due to the extinguishment of debt executed in October 2010 slightly offset by the increase in our operating loss due to the sales decline. As a percentage of total revenues, our net loss decreased to 50.2% of total revenues for the nine months ended October 2, 2011 from 188.3% of total revenues for the nine months ended September 26, 2010.
Liquidity and Capital Resources
Cash and cash equivalents and restricted cash at October 2, 2011 were $833,794 compared to $2,837,493 at January 2, 2011. Cash is primarily used to fund our (i) capital expenditures for company-owned stores, (ii) working capital requirements and (iii) net operating losses.
At October 2, 2011, we had negative working capital of $737,335 compared to positive working capital of $1,814,452 at January 2, 2011. The decrease in working capital was primarily due to the use of cash to fund our operating loss, the accrual of preferred stock dividends and the acquisition of fixed assets.
We used $1,716,994 of cash to fund our operating activities in the nine months ended October 2, 2011 compared with $1,239,833 of cash used to fund our operating activities in nine months ended September 26, 2010. The increase in cash used to fund our operating activities was primarily due to increase in operating losses, reduction in collection of account receivables, and increase in account payable, partially offset by an increase in franchisee deposits.
During the nine months ended October 2, 2011, we spent $252,435 for the acquisition of equipment compared with $70,700 spent for the acquisition of equipment during the nine months ended September 26, 2010.

During the nine months ended October 2, 2011, financing activities used $33,848 of cash, primarily due to payments capital lease obligations. During the nine months ended September 26, 2010, the financing activities used $449,754 of cash, primarily due to payments on long-term debt.
Historically we have funded our operations, working capital requirements, acquisitions and capital expenditures with cash flow generated by operations and proceeds from the issuance of debt and equity securities. The Company is currently in the process of trying to raise additional equity capital necessary to enable the Company to meet its obligations as they become due without substantial disposition of assets outside the ordinary course of business, restructuring of debt, externally forced revisions of its operations, or similar actions.
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
The exercise price and number of shares of Common Stock issuable on exercise of the Investor Warrants may be adjusted in certain circumstances including in the event of a stock dividend, or our recapitalization, reorganization, merger or consolidation. The Investor Warrants are also subject to a weighted average price protection for the term of the Investor Warrants. The Placement Agent Warrants are substantially identical to the terms of the Investor Warrants except that the Placement Agent Warrants have cashless exercise rights to the extent that a registration statement covering the shares of Common Stock underlying the Placement Agent Warrants is not in effect nine months following the date of issuance.
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
The following table sets forth information as of October 2, 2011 with respect to our contractual obligations and the effect they are expected to have on our liquidity and cash flows in future periods:

		Less Than		1 Year to	4 Years to	More than
	Total	1 Year		3 Years	5 Years	5 Years

Long-term debt	$532,323	$450,000	(1)	$82,323	$—	$—
Capital leases	21,040	13,117		7,923		—
Operating leases	1,809,000	234,000		943,000	596,000	36,000

(1)	Long-term debt due in less than 1 year is $450,000 that becomes due upon the sale of the Company’s Landmark Center restaurant and store. The Company currently has no plans to sell its Landmark Center unit.
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
Evaluation of Disclosure Controls and Procedures.
We have established disclosure controls and procedures to ensure that material information relating to the Company, including its consolidated subsidiaries is made known to the officers who certify our financial reports and to other members of management and the Board of Directors. Based on their evaluations as of October 2, 2011, our Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective, due to our material weakness in internal control over financial reporting described below, in ensuring that the information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosures.

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
Our management, under the supervision of and with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of October 2, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control — An Integrated Framework (September 1992). Because material weakness existed and continue to exist due to our inability to perform sufficient testing of internal controls over financial reporting, management concluded that, as of October 2, 2011, our internal controls over financial reporting were not effective.
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

UFOOD RESTAURANT GROUP, INC.
Date: November 14, 2011	By:	/s/ George Naddaff
George Naddaff
Chairman and Chief Executive Officer (principal executive officer)

Date: November 14, 2011	By:	/s/ Irma Norton
Irma Norton
Chief Financial Officer (principal financial officer)